Form 10QSB
period 2003-12-31
Thai One On, Inc.
filed 2004-11-15
CIK 1289255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 333-115776

                         THAI ONE ON, INC.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


        Nevada                                     20-0815369
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

29, Jalan USJ 10/1F, Subang Jaya
      Selangor, Malaysia                      603-5635-8969
-------------------------------        -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 1,000,000 shares of common stock issued and outstanding at September 30, 2004. Our common stock is not currently listed and has no trading symbol; however, we are in the process of selling an initial public offering and intend to file for listing when the offering is completed.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                         Consolidated Balance Sheet
                          As of September 30, 2004
                                (Unaudited)

                                ASSETS
                                ------
                                                   September 30
                                                           2004
                                                   ------------
Current Assets
--------------
Cash in bank                                           $  5,145
Deposit and Prepayment                                    3,143
                                                       --------
 Total Current Assets                                     8,288
                                                       --------
Non-Current Assets
------------------
Plant and Equipment                                      23,564
                                                       --------
 Total Non-current Assets                                23,564
                                                       --------
 Total Assets                                          $ 31,852
                                                       ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accrued Expenses                                       $  5,315
Due to Directors                                            808
Bridge Loan Payable                                      40,000
                                                       --------
 Total Current Liabilities                               46,123
                                                       --------
 Total Liabilities                                     $ 46,123


                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock
 25,000,000 authorized, par value $.001
1,000,000  shares issues and outstanding               $  1,000

Additional Paid-In-Capital                                4,000

Deficit accumulated during the
  development stage                                     (19,271)
                                                       --------
 Total Stockholders' Equity                            $(14,271)
                                                       --------
 Total Liabilities and
 Stockholders' Equity                                  $ 31,852
                                                       ========

        See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                                (Unaudited)

                         For three Months   For Seven Months      From Inception
                              Ended             Ended           (March 3, 2004) to
                        September 30, 2004 September 30, 2004   September 30, 2004
                        ------------------ ------------------   ------------------
Revenues:
---------
Revenue                        $    8,422       $     9,185         $    9,185
Less: Cost of Sales                (3,158)           (3,808)            (3,808)
                               ----------       -----------         ----------
 Gross Profit                  $    5,264       $     5,377         $    5,377

Expenses:
---------
Advertising                         1,813             1,813              1,813
Bank Charges                          399               408                408
Credit Card Charges                    45                47                 47
Credit Card Machine Rental             79               105                105
Depreciation                          525               717                717
Office Supplies                        28                28                 28
Printing and Stationery               118               446                446
Stamping                               16                16                 16
Telephone                              94                94                 94
Utilities                             846               846                846
Pre-operating expenses                  -             7,927              7,927
Decorating                             27                27                 27
Kitchen Utensils                       22                22                 22
Upkeep of Kitchen                       -                77                 77
Upkeep of Office                      245               245                245
Uniforms                                -                49                 49
Salaries                            4,551             6,117              6,117
Service tax                            38                38                 38
Training                                -                26                 26
Medical Fees                           29                55                 55
Staff Recruitment Fees                  -                27                 27
Travel                                368               417                417
Professional Fees                     737             1,337              1,337
Hostel Rental                         224               448                448
Rent                                3,316             3,316              3,316
                                ----------       -----------         ----------
 Total Expenses                 $  (8,256)       $  (19,271)         $ (19,271)

Basic and Diluted Earnings
Per Common Share                $  (0.00)        $  (0.00)           $  (0.00)
                                ----------       -----------         ----------
Weighted Average Number of
Common Shares Used in
Share Calculations              1,000,000        1,000,000           1,000,000
                                =========        =========           =========


           See accompanying notes to Financial Statements.

                      Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                Consolidated Statement of Stockholders' Equity
                               (Unaudited)


                                                       Deficit
                                                     Accumulated
                                                     During the
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital     Stage      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 3, 2004           - $      - $      -  $        - $         -

March 3, 2004
Stock Issued for Cash    1,000,000    1,000    4,000           -       5,000

Net Income (Loss)                                      (19,271)      (19,271)
                         --------- -------- --------  ---------- -----------
Balance,
September 30,2004        1,000,000    1,000    4,000   (19,271)      (14,271)
                         ========= ======== ========  ========== ============
















               See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                               (Unaudited)

                        For three Months   For Seven Months      From Inception
                              Ended             Ended           (March 3, 2004) to
                        September 30, 2004 September 30, 2004   September 30, 2004
                        ------------------ ------------------   ------------------

Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)             $ (8,256)        $(19,271)            $(19,271)
  Adjustment for
  Depreciaion                      525              717                  717
                              --------         --------             --------

Operating loss before
working capital changes:        (7,731)         (18,554)             (18,554)
  Accounts Receivables            (518)          (3,143)              (3,143)
  Accounts Payables              1,045            5,315                5,315
  Due to Directors                 518              808                  808
                             ---------         --------             --------
Net Cash Provided from
Operating Activities         $  (6,686)         (15,574)             (15,574)

Cash Flows from Investing
Activities:
-------------------------
Purchase of Equipment           (4,117)         (24,281)             (24,281)
                             ---------         --------             --------
Net Cash Used in
Investing Activities            (4,117)         (24,281)             (24,281)
                             ---------         --------             --------

Cash Flows from
Financing Activities:
---------------------
Sales of Common Stock        $      -          $  5,000             $  5,000
Bridge Loan Payable                 -            40,000               40,000
                             ---------         --------             --------
Net Cash Provided from              -            45,000               45,000
Financing Activities         ---------         --------             --------

Net Increase in Cash         $(10,803)         $  5,145             $  5,145
                             --------          --------             --------
Cash Balance, Begin Period   $ 15,948                 -                    -
                             --------          --------             --------
Cash Balance, End Period        5,145             5,145                5,145
                             ========          ========             ========
Supplemental Disclosures:
 Cash Paid for interest      $     -           $      -             $      -
 Cash Paid for income taxes  $     -           $      -             $      -

             See accompanying notes to Financial Statements.

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
Organization
------------
Thai One On, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 3, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,000,000 shares issued and outstanding as of September 30, 2004. The Company is in its development stage and has little or no operating revenues or expenses.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd (formerly known as Chinadoll Inc. Sdn. Bhd.)

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the three months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the seven months ended September 30, 2004, the three months ended September 30, 2004, and the period from inception (March 3, 2004) to September 30, 2004, and their cash flows for the seven months ended September 30, 2004, the three months ended September 30, 2004 and the period from inception (March 3, 2004) to September 30, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2004 and related notes included in the Company's Form SB-2 filed with the Securities and Exchange Commission.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have commenced during the period and revenue has been reported in the Statement of Operations.

------------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Consolidation
-------------
The consolidated financial statements include the financial statements of the Company and it's wholly owned Subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------
Restaurant Operator - Revenue is recognized at the time that prepared food and beverage products are sold to and accepted by customers and collection is reasonably assured at prices approved by the Company.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Inventory
---------
Inventory consists of food and beverages valued at the lower of cost or market value. Cost is being determined using the first-in/first-out basis.

Depreciation
------------
Depreciation of machinery and equipment, furniture and fixtures is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.


Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
----------------------------
The Company has adopted Financial Accounting Standard No. 52. Assets and liabilities of operations in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

NOTE 2: PLANT AND EQUIPMENT
---------------------------
Plant and equipment at September 30, 2004 consists of the following:

                                             Estimate Useful Lives
                        ------------------------------------------
Computers                 $      789              5 years
Furniture and fixtures	  $    7,952             10 years
Utensils                  $      490              2 years
Kitchen equipment         $    8,041             10 years
Renovation                $    6,683             10 years
Office equipment          $      326              5 years
                          ----------
                          $   24,281
Less:                     ----------
Accumulated depreciation  $    (717)
                          ----------
Plant and equipment, net  $  23,564
                          ==========

Depreciation expense for the period ended September 30, 2004 was $525.

NOTE 3: DUE TO DIRECTORS
------------------------
Due to directors represents expenses paid on behalf of the Company by the directors, yet to be reimbursed by the Company. These amounts are non-interest bearing and have no definite repayment terms.

NOTE 4: BRIDGE LOAN  PAYABLE
----------------------------
The bridge loan payable is repayable on April 28, 2005. Interest at the rate of 15% per annum may be charged after the loans maturity at the option of the holder. If payment is not paid within 30 days of the due date, then liquidated damages equal to 5% of the overdue amount will be added to the balance owing.

NOTE 5: COMMON STOCK
--------------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors on March 3, 2004.

NOTE 6: RELATED PARTIES
-----------------------
On April 28, 2004, David F. Knapfel, an officer and director, loaned the company $40,000, repayable on April 28, 2005. Interest at a rate of 15% per annum may be charged after the loans maturity, at the option of the holder. The terms of the loan payable provide that if payment is not made within 30 days of the due date, then liquidated damages equal to 5% of the overdue amount will be added to the balance owing.

NOTE 7: SUBSEQUENT EVENTS
-------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
Since we were only incorporated on March 3, 2004, no comparisons are made herein to previous year's results of operations. For the three and seven months ended September 30, 2004, we had gross revenues of $8,422 and $9,185, respectively. Our cost of goods sold for the three and seven months ended September 30, 2004 were $3,158 and $3,808, respectively, resulting in gross profits of $5,264 for the three months ended September 30, 2004 and $5,377 for the seven months ended September 30, 2004. We incurred operating expenses of $8,256 for the three months ended September 30, 2004 and $19,271 for the seven months ended September 30, 2004, or since inception. These expenses consisted of general operating expenses, leasehold improvements, kitchen equipment, supplies, salaries and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our initial public offering documents and periodic reports. Our net loss for the three and seven month periods ended September 30, 2004 was $8,256 and $19,271.


There was no cash provided by financing activities for the three months ended September 30, 2004; however, we are currently selling the common stock registered with the SEC on a Form SB-2 registration statement. Our complete plan of operation and use of proceeds can be found in the registration statement, which can be found on the SEC website at www.sec.gov, under our SEC File Number 333-115776.
We expect to complete the offering during the last quarter of 2004.

Our ability to continue as a going concern is wholly dependent on our ability to expand our business operations and generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $5,145 at September
30, 2004, plus revenues we are generating in our restaturant, to satisfy our cash requirements for at least the next three months without having to raise additional funds or seek bank loans, until we close our initial public offering and are able to use the funds raised from the sale of those securities. While there is no guarantee we will be successful in completing the maximum offering, we are hopeful we will be ble to continue our restaurant operations and generate revenues sufficient to sustain our business.

Our stockholders' equity as of September 30, 2004, was ($14,271).

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next three months.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Plan of Operation
-----------------
Our current plan of operation is set forth with complete specificity in our Form SB-2 registration statement and can be found in its entirety on the SEC website at www.sec.gov under our SEC file number 333-115776. By this reference, we incorporate that document and the exhibits attached thereto to this quarterly report for your reference to our plan of operation for the 12 months following completion of our offering of securities pursuant to the terms and disclosures in the registration statement.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income, revenues or income from operations.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form SB-2 registration statement referenced above.

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2
Registration Statement, filed under SEC File Number 333-115776 on the SEC website at www.sec.gov:

Exhibit No.     Description                     Page
- ----------      -----------                   ----
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification           15-16
  99.2          Sec. 906 Certification           17



B) There were no reports on Form 8-K filed during the quarter ended September 30, 2004.


                          13


                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 13, 2004                Thai One On, Inc., Registrant

                                 By: /s/ Evon Au
                                 -----------------------------------------
                                 Evon Au, President, CEO and Chairman of
                                 the Board of Directors

November 13, 2004                By: /s/ Au E-Mun
                                 -----------------------------------------
                                 Au E-Mun, Treasurer, Chief Financial
                                 Officer, Principal Accounting Officer
                                 and Director

November 13, 2004                By: /s/ David Knapfel
                                 -----------------------------------------
                                 David Knapfel, Secretary and Director