Form 10KSB
period 2004-12-31
Thai One On, Inc.
filed 2005-03-31
CIK 1289255

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

              Commission File Number: 333-115776
                         THAI ONE ON, INC.
  ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                                20-0815369
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

   29, Jalan USJ 10/1F, Subang Jaya
      Selangor, Malaysia
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                          603-5635-8969
               --------------------------------
                 (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had total revenues of $18,401 for the fiscal year ended December 31, 2004. At December 31, 2004, 2,020,000 shares of our common stock were held by non-affiliates. At December 31, 2004, these shares had no market value, as our securities are not currently listed or trading on any national exchange. Issuer had a total of 3,020,000 shares of Common Stock issued and outstanding at December 31, 2004.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK Number 0001289255 on May 24, 2004 on the SEC website at www.sec.gov.

                      Forward Looking Statements
                      --------------------------
In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB,
Current
Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.


                             PART I
                             ======
Item 1. Business
----------------
General
-------
General Information
-------------------
Thai One On, Inc. was incorporated in the State of Nevada on March 3, 2004. We were formed to engage in the restaurant business in Malaysia.
In March, 2004, we acquired 100% ownership in a privately-held company incorporated under the laws of Malaysia under the name of Chinadoll Inc. Sdn. Bhd. The corporation was formed in by Evon Au and Evelyn Au, sisters and officers and directors, to use for a private business, which they never started. Evon and Evelyn Au assigned all of their right, title and interest in and to the corporation to us at no cost. On March 30, 2004, the name of the corporation was changed from Chinadoll Inc. Sdn.Bhd. to Thai Pasta Enterprise Sdn. Bhd. and it is the entity which operates our restaurant in Malaysia (the wholly-owned Subsidiary).

On June 21, 2004, we opened our first restaurant in Taipan, Selangor, Malaysia. We are planning to open additional restaurants if our first location is successful and when revenues are sufficient to support expansion. We will attempt to locate all of our restaurants within a one-hour drive of our current restaurant location in Taipan, Selangor, Malaysia.

Our fiscal year end is December 31.

Overview of Current and Proposed Expansion of Business Operations
-----------------------------------------------------------------
We own and operate a themed restaurant in Taipan, Selangor, Malaysia called "Khanom Jeen". We are planning to open additional restaurants as and when we generate enough revenues and the funds are available to do so. We will attempt to secure location for new restaurant(s) within a one-hour drive of our current restaurant. The approximate population of our target market area is 4,190,000 people. We will attempt to lease space for all of our proposed restaurants in high traffic locations, such as shopping malls and densely populated settings. We intend to utilize a cluster strategy, wherein we will attempt to find other restaurant locations that fall within a 20-25 mile radius of our initial location, which will act as a commissary, distributing basic ingredients and supplies to the other locations, thereby reducing delivery costs and allowing the bulk purchase of supplies at a lower cost. Once a second location is secured, we intend to lease a delivery vehicle to deliver supplies between our restaurants. Our restaurants will offer modest pricing and cater to the local working and residential population.

The Khanom Jeen Concept and Strategy
------------------------------------
Concept Development: Our theme is to establish a chain of restaurants decorated to reflect life in Thailand. The themes in the locations will vary, incorporating different aspects of living in Thailand - i.e., the first restaurant is designed around a river theme, incorporating water, bamboo and lotus flowers, with the subsequent two restaurants incorporating a city theme and a rice paddy theme. The restaurants will all be geared mainly toward lunch and dinner sittings, serving primarily noodle dishes and salads; however, a small breakfast menu will also be offered. Our restaurants will emphasize fresh ingredients, affordable prices, consistent quality and an exotic, visually appealing atmosphere. The restaurants will seek to attract patrons who live and work nearby and, on a repeat basis, who will be able to comfortably and efficiently enjoy a wide variety of fresh Thai dishes at affordable prices.

In identifying a potential market niche, we took into consideration the number of Malaysians who visit Thailand annually and the number of Thai restaurants in urban settings along with the frequency with which modestly priced consumer food services are utilized on a daily basis.
We believe that the appeal of a modestly priced unique alternative to local fast food and the exotic, appealing decor and fresh foods will be significant advantages in our attempts to penetrate this niche market.

Competitive Differentiation: We are seeking to establish a niche in between local fast food restaurants and traditional Thai restaurants. Our restaurant provides a menu offering fresh-cooked exotic foods, with quick service at affordable prices. We are seeking to attract customers who are tired of standard local fast food and desire a quick, quality, modestly priced exotic meal. Our menu does not include items that require complicated preparation or lengthy cooking times, as do most current Thai food restaurants.

The Menu: The restaurant's decor notwithstanding, our primary focus is on our food offerings, where we seek to have high quality, fresh ingredients to attract customers and repeat business. The menu consists of the following five main categories:

1. Khanom Jeen Noodles: The foundation of 80% of the menu. These noodles are commonplace in Thai cuisine. Made from rice flour and sometimes referred to as "Thai Spaghetti" they are often a substitute for rice in Thailand, but are a relatively new concept to Thai restaurants in Malaysia and North America. The noodles will be made fresh daily and will be served with a variety of Thai curries, salads and soups, specifically chosen for their unique flavors and not commonly found in Royal Thai cuisine (the type of dishes generally served at the majority of Thai themed restaurants). The average price in Malaysia for our entrees is 11 Ringgit (approximately US $2.50).

2. Curries: The recipes used reflect the Malay influence on southern Thai cuisine. These are not typically found in restaurants serving
Royal Thai Cuisine and perfectly compliment the fresh rice noodles.
The curries can be broken down into pastes that form the foundation of each dish. These pastes are made in house to protect the security of the recipe, as well as for ease of production. The pastes can be stored for up to one month and distributed to our other locations to be re-combined to make the finished dishes.

3. Tom Yum: Tom Yum is one of the most popular items on a Thai menu and is consumed more than any other dish by Malaysians. Our Tom Yum has been refined and will be recombined from a pre-made paste like the curries.

4. Other Dishes: We alsoserve various fresh salads, as well as a few main dish alternatives for those who prefer not to have Khanom Jeen, and, of course, a variety of desserts.

5. Breakfast: We believe there is a market for the simplicity of toast and custard, which is a very popular meal in Malaysia, served with coffee in the morning. Our restaurant provides set menus including main dishes, side dishes and desserts that will change weekly, along with promotions of unique street style foods on a monthly basis to introduce variety, but the menu will always remain lean and focused primarily on our Khanom Jeen products.

We do not initially intend to obtain a beer and wine license for any of our restaurants, but may reconsider in the future, if profitability is significantly affected by not serving alcoholic beverages.

Food Preparation and Delivery
-----------------------------
We believe that ease of food preparation and delivery is an essential key to our success. While some restaurants require highly compensated and extensively trained chefs, the simple foods served at our restaurant is prepared using a basic process that requires only minimal training time. This simplicity allows all of our menu items to be served with minimal preparation, while maintaining consistency, quality and freshness, which we feel are the most important aspects of any restaurant. We view this efficient and effective process as critical to our success.

Plan of Operation
-----------------
The Khanom Jeen restaurant concept has been adapted for two versions requiring different space arrangements to allow flexibility in site selection and maximum market penetration. These versions include mall food court locations requiring 350-500 square feet; and, sit down restaurants requiring 1,500-1,700 square feet. We intend to establish our first restaurant location and once it is running and the public is familiar with the Khanom Jeen brand, and when funds allow, we intend to expand into other restaurant locations, as well as mall food courts. There is limited set up to food court locations, as the costs of furniture restrooms, kitchens, etc. are not required. The space rent in these locations is generally higher; however, it is easily offset by the volume of traffic generated in the mall. Promotion will be "piggy-backed" off the existing restaurants. Once the brand name and type of food is known, we feel customers will recognize it while eating in mall food courts and will choose our outlet. Furthermore, malls with food courts generally offer advertising in their various publications for tenants, which we would take advantage of, if affordable.

Operations, Management and Employees
------------------------------------
Our ability to manage multiple locations will be central to our overall success. While our President and CEO has extensive restaurant and multi-location restaurant experience, we acknowledge that our management must include highly skilled personnel at all levels. At the individual location level, we will place specific emphasis on the position of general manager and will seek employees with significant restaurant experience and management expertise for new locations as and when we have the funds to expand and open new restaurants. The General Manager of each restaurant will report directly to the President and CEO. We will strive to maintain quality and consistency in each of our locations through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced restaurant and retail management personnel by paying competitive wages and salaries. Staffing levels will vary according to the time of day and size of the restaurant, but, in general, we estimate each location will require between 8 and 25 employees.

All managers will be required to complete a training program, during which they will be instructed in areas such as food quality and preparation, customer service, preparation of our menu items and employee relations. An "Opening Team" will spend between 4 and 6 weeks at a new location training personnel. Management will strive to instill enthusiasm and dedication in its employees, regularly solicit employee suggestions concerning operations and will endeavor to be responsive to employee concerns. In addition, we intend to implement programs designed to recognize and reward employees for superior performance.

Marketing and Promotion
-----------------------
We utilize a variety of marketing materials to inform the public about our restaurants. These may include:

1.    Word of Mouth/In-Store Marketing:

       -    Table tents

       -    Wall posters

       -    Outdoor marquee message changed weekly

       - Grand Opening celebrations - each new location will have an outdoor marquee and road sign announcing that something "new and exciting" is coming to the neighborhood. Once the shell of a new location is complete, we will begin mounting large banners announcing that it will open soon. At the grand opening, we will attach rows of pennants and pole lights to attract attention. All of this is low cost and generally proven to be highly successful in attracting new business.

       - Charity Parties - We intend to host both a VIP lunch and dinner before each Grand Opening to benefit local charities. This will serve the dual purpose of training our staff and introducing us to the community. The list of individuals/ charitable groups that will be invited will come from the local Chamber of Commerce. We will also choose one local charity to be the beneficiary of each event. All guests will receive an invitation for themselves and one other, to attend the event free-of-charge. All we will ask of each guest is that they make a donation to the hosting charity.

2.    Local Reward Marketing:

      - Free meal of the day after 10 visits to the restaurant-loyalty reward system

3.    Local Media:

      - Direct mail pieces containing interior pictures of the restaurant, menu pricing, an explanation of the concept and a map with directions.

      - Radio campaign, complete with live remotes in the parking lot. We will pick the three top local stations to broadcast a short, catchy ad. We will also sponsor radio call-in contests with free meal coupons as the prize and will trade complimentary dinners for radio time. We will also make presentations of our food to disc jockeys during live broadcasts to get their reactions broadcast to the listening audience.

      - Newspaper campaign, placing several large ads throughout the month to explain our concept to the local area.

Since opening our first location in June, business has been slow.
We began our marketing campaign. In October We have had several articles which appeared in the local newspapers and are distributing flyers to the surrounding neighborhoods and offices; as well as sending email and fax broadcasts announcing our new restaurant to local businesses.

Suppliers and Raw Materials
---------------------------
All of our food and supplies are procured from local suppliers in Malaysia. Some of our main materials and suppliers are as follows:

F & N Coca Cola (M) Sdn Bhd           Cola products, sodas and waters

Seri Trading                          Thai Palm Sugar, Fish Sauces and
                                      Tiparos Vinegar

Guinness Anchor                       Beer products

Chempro Technology                    Soaps and detergents

Needpoint Sdn Bhd                     Paper products

There are many other suppliers of these and other products we use in the area of Malaysia where we conduct businesses. As a result, we do not expect any shortages of any of the supplies or raw materials we use in our restaurant business.

Patents and Trademarks
----------------------
We do not currently have any patent or trademark protection, but are looking into the cost and affordability of protecting the name Khanom Jeen as a trademark. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

Competition
-----------
The food service industry is intensely competitive with respect to food quality, concept, location, service and price. In addition, there are many well-established food service competitors in the areas we intend to do business, with substantially greater financial and other resources, including but not limited to established businesses and loyal customers. We believe that we will be competing with other full-service dine-in restaurants, take-out food service companies, fast-food restaurants, delicatessens, cafeteria-style buffets, and prepared food stores, as well as with supermarkets and convenience stores. Competitors include national, regional, and local restaurants, purveyors of carryout food, and convenience dining establishments.

Competition in the food service business is often affected by changes in consumer tastes, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product and local competitive factors. We will attempt to manage or adapt to these factors, but realize that some or all of these factors could cause our proposed business plans to fail or revenues to be adversely affected.

Our pricing policy was established by canvassing the area of other related diner-type operations, maintaining a pricing structure that is competitive after factoring in labor, food and operating cost for each location. We believe that our distinctive concept, attractive price-value relationship and quality of food and service differentiates us from our competitors. While we believe that our restaurant is distinctive in design and operating concept, we are aware of restaurants that operate with similar, but not the same concepts and designs.

Government and Industry Regulation
----------------------------------
Restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages and food. Difficulties in obtaining or failure to obtain required licenses and approvals will result in delays in, or cancellation of, the opening of a restaurant. Food and alcoholic beverage licenses are also subject to suspension or non-renewal if the granting authority determines that the conduct of the holder does not meet the standards for initial grant or renewal. We have applied for and received a fire permit and a business license for our first restaurant; no other permits or licenses are required. We will comply with all relevant licensing and regulations applicable to the opening of each location.

Employees and Employment Agreements
-----------------------------------
We currently have 4 waitresses and 4 kitchen staff, in addition to a head chef on our restaurant payroll. In addition, we have our three officers and directors, Evon Au and Au E-Mun devote, who devote full time to our business operations and David Knapfel, who devotes part time. None of these officers and directors are presently compensated for their services and do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2. Properties
        ----------
We do not currently own any property. On April 30, 2004, we entered into a Tenancy Agreement with Ng Chuan Seng, an unrelated third party, to lease restaurant space consisting of approximately 1700 sq. ft. in Taipan, Selangor, Malaysia. The lease term is for a period of two years, with a 2-year option to renew at competitive market rental rates at time of renewal. The monthly rental rate is approximately $1,100 U.S. The lease term commenced on June 1, 2004, with one month free rent to allow us to make the necessary leasehold improvements to conduct our business. We conduct our business operations from the restaurant location.

Item 3. Legal Proceedings
        -----------------
We currently have no pending or threatened legal proceedings against us.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
There were no matters submitted for a vote to the security holders during the three months ended December 31, 2004.


                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
        ------------------------------------------------------------
Our Common Stock, par value $.001, is not yet listed or quoted on any national market exchange. We have applied for listing on the OTC Bulletin Board; however our application is in process and pending completion.

As of December 31, 2004 there were approximately 37 holders of record of our Common Stock.

A total of 1,000,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 2,020,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

We have not paid any cash dividends to the holders of our Common Stock since inception. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2004, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.


Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        ------------------------------------------------------------
Results of Operations
---------------------
Since we were only incorporated on March 3, 2004, no prior year's comparisons are made in this annual report. For the year ended December 31, 2004, we incurred a net operating loss of $31,574. Our total operating expenses for the year ended December 31, 2004 were $44,556. These expenses consisted primarily of salaries and start-up fees associated with the opening of our first restaurant location in June 2004. In addition, we purchased ovens, refrigerators, a coffee machine, sinks and shelving.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $50,434 at December 31, 2004 and as of the date of the filing of this annual report, plus revenues we expect to derive from business operations to satisfy cash requirements for our business operations for at least the next 12 months without having to raise additional funds or seek bank loans. Our total revenues from operations for the year ended December 31, 2004 were $18,401.

In October 2004, we completed an initial public offering of our securities, which was registered with the SEC on a Form SB-2 registration statement, and raised a total of $101,000. Our complete plan of operation and use of those proceeds can be found in the registration statement, filed on the SEC website at www.sec.gov, under our SEC File Number 333-115776.

Net cash provided by financing activities since inception on March 3, 2004 was $106,000, $101,000 of which were the total proceeds raised in our initial public offering and $5,000 of which were the total proceeds raised from the private sale of stock to our officers and directors.

In the event we are unable to generate revenues sufficient for our continued operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, they also advised that the going concern opinion is expected to be alleviated once we have an established business, have accomplished predictable levels of expenditure and have attained the financing or income to support those expenditures for a period in excess of one year.

Plan Of Operation
-----------------
We opened our first restaurant location in June 2004 and are continuing to gain new and repeat customers. Business has been slow, but seems to be picking up weekly. We currently have 4 waitresses and 4 kitchen staff, in addition to a head chef. Our hiring and training costs were minimal, as our first workers were hired strictly by word of mouth.

During 2005, we intend to seek other viable locations to repeat the process for an additional one to three restaurants, to be opened as funds allow. The costs estimated to secure and open these additional locations will be from $60,000 -130,000 US.

Initially, our advertising and marketing focus has been directed to areas where the costs are minimal, such as preparing and handing out flyers to local businesses and residences announcing our new restaurant and its unique features and competitive pricing. We strive to satisfy our customers, as we believe that satisfied clients will bring more and repeat customers. In that regard, we have been maintaining contact with our regular customers via email and mail regarding new promotions and discounts. In addition, through word of mouth, we have attracted personnel from local media to our restaurant, which has resulted in 9 reviews being printed in various newspapers and magazines in Malaysia about our restaurant and menu.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any large equipment, other than small appliances, kitchen utensils and supplies for our restaurant(s).

We do not intend to hire any new employees during the ensuing year, unless we open another location or to fill vacancies in our current staff.

Item 7. Financial Statements.
        --------------------
Following are our audited financial statements for the year ended
December 31, 2004.

                  THAI ONE ON, INC. AND SUBSIDIARY
                  (A Development Stage Enterprise)


                       FINANCIAL STATEMENTS


                        December 31, 2004

                           (Audited)








                      Esther Yap & Co. (AF1255)
                        Chartered Accountants
                   Suite B-13A-6, Megan Avenue II
                        12, Jalan Yap Kwan Seng
                    50450 Kuala Lumpur, Malaysia

                          Esther Yap & Co. (AF1255)
                            Chartered Accountants
                       Suite B-13A-6, Megan Avenue II
                           12, Jalan Yap Kwan Seng
                       50450 Kuala Lumpur, Malaysia
      Tel: +60(3) 2163-6112/ 2163-8112      Fax: +60(3) 2162-9288
                        Email: esther_yap@time.net.my

                                    Member:  Malaysian Institute of Accountants
                                    The Malaysian Institute of CPA's

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Thai One On, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Thai One On, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from March 3, 2004 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thai One On, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the period from March 3, 2004 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. The Company has suffered recurring losses from operations that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This is further explained in Note 5 to the financial statements.

/s/ Esther Yap & Co.
Chartered Accountants                1
Kuala Lumpur, Malaysia
January 20, 2005

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                         Consolidated Balance Sheet
                          As of December 31, 2004

                                ASSETS
                                ------
                                              December 31, 2004
                                              -----------------
                                                      (Audited)
Current Assets
--------------
Cash in bank                                           $ 50,434
Due from Director - Note 7                                1,834
Deposit and Prepayments                                   2,625
                                                       --------
 Total Current Assets                                    54,893
                                                       --------
Non-Current Assets
------------------
Plant and Equipment - Note 3                             27,440
                                                       --------
 Total Assets                                          $ 82,333
                                                       ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accruals                                               $  7,162
Due to Directors - Note 3                                   756
Bridge Loan Payable - Note 8                                  -
                                                       --------
 Total Current Liabilities                             $  7,918
                                                       --------
 Total Liabilities                                     $  7,918
                                                       --------


                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock - Note 1
 25,000,000 authorized, par value $.001
3,020,000 shares issued and outstanding                $  3,020
Additional Paid-In-Capital                              102,980
Deficit accumulated during the
  development stage                                     (31,585)
                                                       --------
 Total Stockholders' Equity                            $ 74,415
                                                       --------
 Total Liabilities and
 Stockholders' Equity                                  $ 82,333
                                                       ========
                See accompanying notes to Financial Statements.
                                     2
                                     14

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                                (Audited)
                                                  From Inception
                                                (March 3, 2004) to
                                                 December 31, 2004
                                                ------------------
Revenues:
---------
Revenue                                            $    18,401
                                                   -----------
  Total Revenue                                         18,401

Cost of Sales                                           (5,419)
                                                   -----------
 Gross Profit                                      $    12,982

Expenses:
---------
Accounting fees                                    $       658
Advertising                                              1,813
Allowances                                                  53
Audit fees                                               2,026
Bank Charges                                             1,017
Bonuses                                                    526
Consulting fees                                          5,000
Credit Card Charges                                        103
Credit Card Machine Rental                                 184
Decorations                                                 43
Depreciation                                             1,446
Electricity                                              1,370
Fire & Theft Insurance                                     177
Flyers                                                     789
Gifts & Donations                                           39
Hotel Rental                                               448
Kitchen Utensils                                           145
License Fees                                               137
Medical Claims                                              55
Newspaper & Periodicals                                    133
Office Supplies                                             28
Other Employer Expenses                                    242
Petrol                                                     451
Postage                                                      2
Pre-operating Expenses                                    7,927
Printing and Stationery                                    531
Promotions                                                  17
Recruitment                                                 27

           See accompanying notes to financial statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                                (Audited)

                                                  From Inception
                                                (March 3, 2004) to
                                                 December 31, 2004
                                                ------------------
Rental                                             $   6,632
Restaurant Repairs and Maintenance                        45
Salaries                                              10,276
Secretarial fees                                         158
Service Tax                                              154
Share Registration Fees                                  167
Stamping                                                  16
Tax Fees                                                 147
Telephone                                                208
Training                                                  26
Transfer Agent Fees                                      700
Uniforms                                                  49
Upkeep of Kitchen                                        225
Upkeep of Office                                         245
Water                                                    119
                                                   ---------
 Total Expenses                                    $  44,556
                                                   ---------
 Net Loss From Operations                          $ (31,574)

Other Income and Expenses:
-------------------------
Loss from Currency Transaction                            11
                                                   ---------
 Net Loss before Taxes                             $ (31,585)
                                                   ---------
Provision for Income Taxes:
--------------------------
Income Tax Benefit                                         -
                                                   ---------
 Net Income (Loss)                                 $ (31,585)
                                                   =========
Basic and Diluted Earnings
Per Common Share                                   $  (0.022)
                                                   =========
Weighted Average Number of
Common Shares Used in Per
Share Calculations                                 1,404,000
                                                   =========

           See accompanying notes to Financial Statements.

                                4

                      Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                Consolidated Statement of Stockholders' Equity
                                  (Audited)



                                                       Deficit
                                                     Accumulated
                                                     During the
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital     Stage      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 3, 2004           - $      - $      -  $        - $         -

March 3, 2004
Stock Issued for Cash    1,000,000    1,000    4,000           -       5,000

November 12, 2004
Stock Issued for Cash
IPO Offering             2,020,000    2,020   99,980           -     101,000

Net Income (Loss)                                      (31,585)      (31,585)
                         --------- -------- --------  ---------- -----------
Balance,
December 31, 2004        3,020,000    3,020  102,980   (31,585)       74,415
                         ========= ======== ========  ========== ============
















               See accompanying notes to Financial Statements.


                                      5

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Cash Flows

                                           From Inception
                                         (March 3, 2004) to
                                          December 30, 2004
                                              (Audited)
                                         ------------------
Cash Flows from Operating Activities:
------------------------------------
Net Income (Loss)                            $  (31,585)
 Adjustments for:
  Depreciation                                    1,446
                                             ----------
Operating loss before working
capital changes:                             $  (30,138)
Receivables                                      (2,625)
Payablews                                         7,162
Due from director                                (1,078)
                                             ----------
Net Cash Provided from
Operating Activities                         $  (26,679)
                                             ----------
Cash Flows from Investing Activities:
------------------------------------
Purchase of Equipment                        $  (28,887)
                                             ----------
Net Cash Used in Investing Activities           (28,887)
                                             ----------
Cash Flows from Financing Activities:
------------------------------------
Sales of Common Stock                        $  106,000
                                             ----------
Net Cash Provided from
Financing Activities                         $  106,000
                                             ----------
Net Increase in Cash                         $   50,434
                                             ----------
Cash Balance, Begin Period                            -
                                             ----------
Cash Balance, End Period                     $   50,434
                                             ==========
Supplemental Disclosures:
 Cash Paid for interest                      $        -
 Cash Paid for income taxes                  $        -

             See accompanying notes to Financial Statements.

                Thai One On, Inc. and Subsidiary
                 Notes to Financial Statements

NOTE 1  - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
----------------------------------------------------------
Organization and principal Business Activity
---------------------------------------------
Thai One On, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 3, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 3,020,000 shares issued and outstanding as of December 31, 2004. The Company's year end for accounting purposes will be December 31.

In March, 2004, the Company acquired its wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd. (formerly known as Chinadoll Inc. Sdn. Bhd.), a privately-held Malaysian company (the Subsidiary), from Au E-Mun, an officer and director, at no cost. The Company's restaurant operations in Malaysia is conducted through the Subsidiary. The Subsidiary commenced operations as a restaurant operator in June, 2004.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd (formerly known as Chinadoll Inc. Sdn. Bhd.)

Common Stock
------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors on March 3, 2004.

On November 12, 2004, the Company issued 2,020,000 shares of common stock, for $.05 per share for a total of $101,000, to certain private investors.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have commenced during the period and revenue has been reported in the Statement of Operations.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                    Thai One On, Inc. and Subsidiary
                     Notes to Financial Statements

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd.
--------------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the financial statements of the Company and it's wholly owned Subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

                Thai One On, Inc. and Subsidiary
                 Notes to Financial Statements

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd.
--------------------------------------------------------------
Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

Inventory

Inventory consists of food and beverages valued at the lower of cost or market value. Cost is being determined using the first-in/first-out basis.

Depreciation

Depreciation of machinery and equipment, furniture and fixtures is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

NOTE 3 -  PLANT AND EQUIPMENT

Plant and equipment at December 31, 2004 consists of the following:

                                         Estimated Useful Lives
                                         ----------------------
Computers                   $      789          5 years
Furniture and fixtures          10,255         10 years
Utensils                           490          2 years
Kitchen equipment               10,344         10 years
Renovation                       6,683         10 years
Office equipment                   326          5 years
                            ----------
                            $   28,887
Less: Accumulated
      depreciation          $   (1,446)
                            ----------
Plant and equipment, net    $   27,440
                            ==========
</TABLE

                                    21

                Thai One On, Inc. and Subsidiary
                  Notes to Financial Statements

NOTE 3  -  PLANT AND EQUIPMENT, Cont'd.
--------------------------------------------------------------
Depreciation expense for the period ended December 31, 2004 was $1,446.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43,
Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based
Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based
Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for
Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.
Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial statements, as it does not now have and does not plan to grant at any time in the future, stock options or stock-based compensation to its employees.

NOTE 5 - INCOME TAXES
---------------------
Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.


                  Thai One On, Inc. and Subsidiary
                    Notes to Financial Statements

NOTE 6 -  DUE TO DIRECTORS

Due to directors represents expenses paid on behalf of the Company by the directors, yet to be reimbursed by the Company. These amounts are non-interest bearing and have no definite repayment terms.

NOTE 7  -  DUE FROM DIRECTOR

Due from director represents funds forwarded to Au E Mun, yet to be repaid to the Company. These amounts are non-interest bearing and have no definite repayment terms.

NOTE 8 -  BRIDGE LOAN  PAYABLE

The bridge loan was repaid on April 28, 2005. The holder of the bridge loan opted to forego interest that had accumulated and was due.

NOTE 9 -  GOING CONCERN
------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

NOTE 10  -  RELATED PARTIES

On April 28, 2004, David F. Knapfel, an officer and director, loaned the company $40,000, repayable on April 28, 2005. The loan was repaid on April 28, 2005.

NOTE 11  -  SUBSEQUENT EVENTS
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
        ------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Esther Yap & Co., Chartered Accountants, have been our only accounting firm since inception.

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                        PART III
                        ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age     Position(s)
----                        ---     -----------
Evon Au (1)                  30              President, CEO and
19USJ 16/2J                                  Chairman of the Board
Subang Jaya
Selangor 47630 Malaysia

Au (Alicia) E-Mun            27              Treasurer, CFO and
17 USJ 16/2P                                 Director
Subang Jaya
Selangor 47630 Malaysia

David Knapfel                32              Secretary and Director
19 USJ 16/2J                                 Director
Subang Jaya
Selangor 47630 Malaysia

Evelyn Au (1)                28              Director of Subsidiary Only
17 USJ 16/2P
Subang Jaya
Selangor 47630 Malaysia

   (1)  Evon Au and Evelyn Au are sisters.

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Evon Au has been the President, CEO, and a Director of our company and its wholly-owned Subsidiary, since inception. From
February 2004 to March 2004, she was co-founder of Chinadoll Inc., a privately-held Malaysian corporation which never conducted any type of business operations in Malaysia. In March 2004, Ms. E-Mun assigned all of her right, title and interest in Chinadoll to Thai
One On, Inc. We changed the company's name to Thai Pasta Enterprise
Sdn. Bdh. and it is our wholly-owned operating subsidiary in Malaysia. From December 2000 to January 2004, she was a freelance Food and Beverage Consultant in Bangkok, Thailand. From April 2000 to December 2000, she was a Project Development Consultant for Retro, a theme based bar and restaurant located in Bangkok, Thailand. From January 1999 to March 2000, she was a Project Development Manager/Operations Manager/ Marketing Manager for Q Bar, a New York style bar in Bangkok, Thailand. From 1998 to 1999, she was a Food, Beverages Marketing, and Project Development Manager for Samui Euphoria resort, a resort hotel located in Koh Samui, Thailand. From 1997 to 1998, she was the Marketing and Operations Manager for Le Maschere, a theme-based restaurant in Kuala Lumpur, Malaysia. From 1997 to 1998, she also held the position of Marketing Manager for Joint Venture Inspiration Hub, an up-market brasserie located in Kuala Lumpur, Malaysia. From 1997 to 1998, she also held the position of Director of Operations for The Hub - Excel Murni Sdn. Bhd., an up-market Wine Bistro located in Damansara, Kuala Lumpur, Malaysia. In 1997, she held the position of Operations and Marketing Manager for Echo Jazz Bar and Restaurant located in Bangsar, Kuala Lumpur, Malaysia. From 1990 to 1993, she held various management positions in theme restaurants located in Melbourne, Australia. Ms. Au attended The Royal Melbourne Institute of Technology in Melbourne, Australia where she graduated with a Bachelors degree in Industrial Design in April 1996. She also attended Mowbray College, Melton, Melbourne Australia, where she graduated with a Diploma in Art and Design in 1992. Evon Au is the sister of Evelyn Au, a Director of the wholly-owned Subsidiary . Ms. Au devotes full-time to our business.

Au (Alicia) E-Mun has been the Treasurer, CFO, and a Director of our company and its wholly-owned Subsidiary since inception. From
February 2004 to March 2004, she was co-founder of Chinadoll Inc., a privately-held Malaysian corporation which never conducted any type of business operations in Malaysia. In March 2004, Ms. E-Mun assigned all of her right, title and interest in Chinadoll to Thai
One On, Inc. We changed the company's name to Thai Pasta Enterprise
Sdn. Bdh. and it is our wholly-owned operating subsidiary in Malaysia. February 2003 to March 2004, she was an Account Manager with LexisNexis, a worldwide Internet market research and information company. Ms.

E-Mun worked from the Kuala Lumpur, Malaysia office. From January 2001 to February 2003, she held the position of Business Applications Consultant with LexisNexis, and from April 2000 to December 2000, she was part of the pre-opening team and performed the role of Customer Support for LexisNexis. From December 1998 to January 1999, she held the position of Accounts Analyst/Research Associate with Mount & Nadler located in New York, NY. Ms. E-Mun attended Western Michigan University, Kalamazoo, MI, where she graduated with a Bachelors degree in Public Relations and Philosophy in April 1996. Ms. E-Mun devotes full time to our business.

David Knapfel has been the Secretary and a Director of our company and its wholly-owned Subsidiary since inception. From April 2003 to present, Mr Knapfel has been the Secretary and a Director of Sockeye Seafood, Inc., a company involved in exporting seafood from North
America to Asia where he operates out of Bangkok, Thailand. From August 2001 to March 2003, Mr. Knapfel was the owner of Touchwood Co., Ltd., a retailer and wholesaler dealing in the restoration and exportation of SE Asian antique furniture located in Bangkok, Thailand. From July 2002 to August 15, 2003, he was an officer, director and principal shareholder of 4forGolf, Inc., a Nevada corporation engaged in the online golf reservations business, which was a publicly-traded and reporting company thatvoluntarily filed a Form 10-SB under SEC File No. 0-50036 subject to the Exchange Act of 1934. The company's business plans were unsuccessful; the company was merged and changed its name to Tricell, Inc. Mr. Knapfel resigned in August 2003. From April 1999 to August 2001, he was the owner of Dogma.com Co., Ltd., a company specializing in print and internet graphic design. From April 1997 to April 1999, he worked as a freelance print and Internet graphic designer. He attended the British Columbia Institute of Technology in Burnaby, BC and graduated with a Diploma in Technology, Building Economics & Design in April 1997. Mr. Knapfel currently devotes part time on an as needed basis to our business, which generally amounts to about 5 hours per week.

Evelyn Au has been a Director of our wholly-owned Subsidiary since
inception.   From February 2004 to March 2004, she was co-founder
of Chinadoll Inc., a privately-held Malaysian corporation which never conducted any type of business operations. In March 2004, Ms. Au assigned all of her right, title and interest in Chinadoll to Thai
One On, Inc. We changed the company's name to Thai Pasta Enterprise
Sdn. Bdh. and it is our wholly-owned operating subsidiary in Malaysia. Since April 2004, she has been a stay-at-home mother. From
August 2002 to April 2004, she was employed as a Research Consultant for ExecSelect Sdn Bhd, an executive recruitment agency in Kuala Lumpur. From July 2001 to August 2002, she was unemployed during and after the birth of her son. From July 1997 to July 2001, she was a Research Executive for Transearch Wendy Lau Sdn Bhd, an executive recruiting agency in Kuala Lumpur. Ms. Au attended the University of Ballarat in Ballarat, Victoria, Australia and graduated in July 1994 with a BA Degree in Information Management. She is the sister of Evon Au, an officer and director of both Thai One On, Inc. and the wholly-owned Subsidiary, Thai Pasta Enterprise Sdn Bhd. Evelyn Au does not currently devote any time to our business; however, if needed, she would help out occasionally.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer.
We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Currently, the only officer and/or director being compensated for her services is Au E-Mun, who receives a salary of $538 US per month, as of May 4, 2004. Ms. E-Mun's salary will increase by 500 ringgit or $132 US for each new location that is opened. Evon Au and David Knapfel have agreed that they will receive no compensation for their services until the business has a positive cash flow and is profitable. As a result, approximately 38% (13%) of the offering proceeds allocated to wages and salaries will be paid to our officers and directors.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been a approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees are party to any employment agreements.

------------------------------------------------------------------------
                         SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------
                               Annual Compensation     Long-Term Comp.
                                             Other    Awards    Payouts
Name and                                     Annual
Position(s)             Year   Salary  Bonus  Comp.
------------------------------------------------------------------------
Evon Au                 2004    $390   None   None      None      None
President, CEO

Au (Alicia) E-Mun       2004   $4498   None   None      None      None
Treasurer, CFO

David Knapfel           2004    None   None   None      None      None
Secretary

Evelyn Au               2004    None   None   None      None      None
Director-Subsidiary
------------------------------------------------------------------------


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. At December 31, 2004 and as of the date of the filing of this annual report, there were 3,020,000 shares of our Common Stock issued and outstanding.


Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------
Evon Au                      400,000                   8%
19 USJ 16/2J
Subang Jaya
Selangor 47630 Malaysia

Au (Alicia) E-Mun            200,000                   4%
17 USJ 16/2P
Subang Jaya
Selangor 47630 Malaysia

David Knapfel                400,000                   8%
19 USJ 16/2J
Subang Jaya
Selangor 47630 Malaysia
-----------------------
All Officers and
Directors as a Group (3)   1,000,000                  33%


(1) The persons named above, who are officers, directors and principal shareholders of our Company, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings.

(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
In March 2004, a total of 1,000,000 shares were issued to our officers and directors in exchange for $.005 per share, or a total of $5,000 in cash.
In addition, Au E-Mun, Evon Au and Evelyn Au, officers and directors and founders of Chinadoll, Inc. Sdn. Bhd., a privately held Malaysian corporation which never conducted any business operations, assigned all of their right, title and interest in and to the Malaysian corporation to Thai One On, Inc. at no cost to us. The name of the Malaysian corporation was changed to Thai Pasta Enterprise Inc. and it is the wholly-owned subsidiary which operates our restaurants in Malaysia.

Evon Au, Au E-Mun and David Knapfel are the only officers, directors, promoters and affiliates of both our company and its wholly-owned subsidiary, Thai Pasta Enterprises, Inc. Evelyn Au, sister of Evon Au, is also a director of the subsidiary.

On April 28, 2004, we entered into a promissory note with David Knapfel, an officer and director, whereby Mr. Knapfel advanced us a total of $40,000 as a bridge loan to allow us to secure the lease and open our first restaurant. The full amount was received in cash and deposited into our bank account on April 28, 2004. The loan was repaid in full from the proceeds of our initial public offering, registered with the U.S. Securities and Exchange Commission on Form SB-2 and completed in November 2004.

Since two of our officers and directors devote full time to our business and the third, Dave Knapfel, is not in a competing business, we do not currently have any conflicts of interest by or among our current officers and directors. We have not yet formulated a policy for handling conflicts of interest by our employees and/or management; however, we intend to do so before we open our first location. In addition, we intend to have each employee enter into an employment agreement which will disclose our employment policies, including a conflict of interest policy.


Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under CIK Number 0001289255 on May 24, 2004, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  23	          Consent of Accountants
  31.1          Sec. 302 Certification President/CEO
  31.2          Sec. 302 Certification Principal Accounting Officer/CFO
  32.1          Sec. 906 Certification of President/CEO
  32.2          Sec. 906 Certification of Principal Accounting Officer/CFO

(b) There were no reports on Form 8-K filed for the year ended December
31, 2004.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the period from March 3, 2004 (inception) to ended December 31, 2004 were $2,026 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $NIL.

Audit Related Fees
------------------
We incurred no fees for the period from inception (March 3, 2004) to December 31, 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the period from inception (March 3, 2004) to December 31, 2004 were $NIL.

All Other Fees
--------------
We incurred no other fees during the period from inception (March 3, 2004) to December 31, 2004 for products and services rendered by our principal accountant.

                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 20, 2005                  Thai One On, Inc., Registrant

                                 By: /s/ Evon Au
                                 -----------------------------------------
                                 Evon Au, President, CEO and Chairman of
                                 the Board of Directors

March 20, 2005                   By: /s/ Au E-Mun
                                 -----------------------------------------
                                 Au E-Mun, Treasurer, Chief Financial
                                 Officer, Principal Accounting Officer
                                 and Director

March 20, 2005                   By: /s/ David Knapfel
                                 -----------------------------------------
                                 David Knapfel, Secretary and Director