Form 10QSB
period 2005-03-31
Thai One On, Inc.
filed 2005-05-16
CIK 1289255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2005

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

We had a total of 3,020,000 shares of common stock issued and outstanding at March 31, 2005. Our common stock is not currently listed and has no trading symbol; however, we have applied for listing on the OTC Bulletin Board and our application is pending.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                         Consolidated Balance Sheet
                          As of March 31, 2005
                                (Unaudited)

                                ASSETS
                                ------
                                                       March 31    December 31
                                                           2005           2004
                                                      ---------    -----------
Current Assets
--------------
Cash in bank                                           $ 30,123     $  50,434
Due from directors                                        1,886         1,834
Deposit and Prepayment                                    3,482         2,625
                                                       --------     ---------
 Total Current Assets                                  $ 35,491     $  54,893
                                                       --------     ---------
Non-Current Assets
------------------
Property, plant and equipment                            30,493        37,440
                                                       --------     ---------
 Total Assets                                          $ 65,984     $  82,233
                                                       ========     =========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accrued Expenses                                       $  7,161     $   7,162
Due to Directors                                             19           756
                                                       --------     ---------
 Total Liabilities                                        7,180         7,918
                                                       --------     ---------

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock
 25,000,000 authorized, par value $.001
  3,020,000 shares issues and outstanding              $  3,020     $   3,020

Additional Paid-In-Capital                              102,980       102,980

Accumulated losses                                      (31,585)            -
Deficit accumulated during the
  development stage                                     (15,611)      (31,585)
                                                       --------     ---------
 Total Stockholders' Equity                            $ 58,804     $  74,415
                                                       --------     ---------
 Total Liabilities and
 Stockholders' Equity                                  $ 65,984     $  82,333
                                                       ========     =========

                See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                                (Unaudited)

                         For three Months     From Inception
                              Ended         (March 3, 2004) to
                        March 31, 2005 M      March 31, 2005
                        ------------------  ------------------
Revenues:
---------
Revenues                       $    7,796       $    18,401
Less: Cost of Sales                (2,588)           (5,419)
                               ----------       -----------
 Gross Profit                  $    5,208       $    12,982

Expenses:
---------
Total Expenses                    (20,819)          (44,556)
                                ----------       -----------
 Net Loss from Operations      $  (15,611)       $  (31,574)

Other Income and Expenses:
-------------------------
Loss from Currency Transaction $        -        $       11
                               ----------        ----------
Net loss before Taxes          $  (15,611)       $  (31,585)

Provision for Income Taxes
--------------------------
Income tax Benefit             $        -                 -
                               ----------        ----------
Net loss                       $  (15,611)       $  (31,585)

Basic and Diluted Earnings
Per Common Share               $    (0.01)       $    (0.02)
                                ----------       -----------
Weighted Average Number of
Common Shares Used in
Share Calculations              3,020,000         1,404,000
                                =========         =========


           See accompanying notes to Financial Statements.

                      Thai One On, Inc. and Subsidiary
                       (Aevelopment Stage Enterprise)
                Consolidated Statement of Stockholders' Equity
                               (Unaudited)


                                                       Deficit
                                                     Accumulated
                                                     During the
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital     Stage      Equity
                         --------- -------- --------  ---------- ------------

                                                       Deficit
                                                     Accumulated
                                                     During the
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital     Stage      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 3, 2004           - $      - $      -  $        - $         -

March 3, 2004
Stock Issued for Cash    1,000,000    1,000    4,000           -       5,000

November 12, 2004
Stock Issued for Cash
IPO Offering             2,020,000    2,020   99,980           -     101,000

Net Income (Loss)                                      (31,585)      (31,585)
                         --------- -------- --------  ---------- -----------
Balance,
December 31, 2004        3,020,000    3,020  102,980   (31,585)       74,415

Net Income (Loss)                                      (15,611)      (15,611)
                         --------- -------- --------  ---------- -----------
Balance,
March 31, 2005           3,020,000    3,020  102,980   (47,196)       59,804
                         ========= ======== ========  ========== ============
















               See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                               (Unaudited)

                        For three Months     From Inception
                              Ended        (March 3, 2004) to
                        March 31, 2005       March 31, 2005
                        ------------------ ------------------

Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)             $ (15,611)        $(31,585)
  Adjustment for
  Depreciaion                       911                -
                              ---------         --------
Operating loss before
working capital changes:        (14,700)         (31,585)
  Accounts Receivables             (857)          (2,625)
  Accounts Payables                  (1)           7,162
  Due to Directors                 (789)          (1,078)
                              ---------         --------
Net Cash Provided from
Operating Activities         $  (16,347)         (28,126)
                             ----------         --------
Cash Flows from Investing
Activities:

Purchase of property, plant
 and equipment                   (3,964)         (27,440)
                              ---------         --------
Net Cash Used in
Investing Activities             (3,964)         (27,440)
                              ---------         --------
Cash Flows from
Financing Activities:
---------------------
Sales of Common Stock        $      -          $ 106,000
                              ---------         --------
Net Cash Provided from              -            106,000
Financing Activities          ---------         --------

Net Increase in Cash         $ (20,311)        $  50,434
                              --------          --------
Cash Balance, Begin Period   $  50,434                 -
                              --------          --------
Cash Balance, End Period        30,123            50,434
                              ========          ========
Supplemental Disclosures:
 Cash Paid for interest      $     -           $      -
 Cash Paid for income taxes  $     -           $      -

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

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd (formerly known as Chinadoll Inc. Sdn. Bhd.).

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
--------------------------------------------------------------
Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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
--------------------------------------------------------------
Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

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

NOTE 3 -  PLANT AND EQUIPMENT
-----------------------------
Plant and equipment at March 31, 2005 consists of the following:

                                         Estimated Useful Lives
                                         ----------------------
Computers                   $    1,578          5 years
Furniture and fixtures          11,548         10 years
Utensils                           499          2 years
Kitchen equipment               11,350         10 years
Renovation                       6,683         10 years
Office equipment                 1,192          5 years
                            ----------
                            $   32,493
Less: Accumulated
      depreciation          $   (2,357)
                            ----------
Plant and equipment, net    $   30,493
                            ==========

Depreciation expense for the period ended March 31, 2005 was $910.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts

                Thai One On, Inc. and Subsidiary
                  Notes to Financial Statements

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS, CONT'D.
-------------------------------------------------
of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

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

NOTE 6 -  DUE TO DIRECTORS
--------------------------
Due to directors represents expenses paid on behalf of the Company by the directors, yet to be reimbursed by the Company. These amounts are non-interest bearing and have no definite repayment terms.

NOTE 7  -  DUE FROM DIRECTOR
----------------------------
Due from director represents funds forwarded to Au E Mun, yet to be repaid to the Company. These amounts are non-interest bearing and have no definite repayment terms.

NOTE 8 -  GOING CONCERN
------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course

                Thai One On, Inc. and Subsidiary
                  Notes to Financial Statements

NOTE 8 - GOING CONCERN, CON'T.
-----------------------------
of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

NOTE 9  -  RELATED PARTIES
---------------------------
On April 28, 2004, David F. Knapfel, an officer and director, loaned the company $40,000, repayable on April 28, 2005. The loan was repaid on April 28, 2005.

NOTE 10  -  SUBSEQUENT EVENTS
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
Since we were only incorporated on March 3, 2004, no comparisons are made herein to previous year's results of operations. For the three months ended March 31, 2005, we had gross revenues of $7,796.
Our cost of goods sold for the three months ended March 31, 2005 were $2,588, resulting in gross profits of $5,208 for the three months ended March 31, 2005. We incurred operating expenses of $20,819 for the three months ended March 31, 2005. These expenses consisted of general operating expenses, leasehold improvements, kitchen equipment, supplies, salaries and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our initial public offering documents and periodic reports. Our net loss for the three months ended March 31, 2005 was $15,611.

There was no cash provided by financing activities for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $30,123, plus revenues we derive from our business operations, to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans.

Our stockholders' equity as of March 31, 2005 was $58,804.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next twelve months.

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

We do not anticipate any material commitments for capital expenditures or leasehold improvements in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income, revenues or income from operations.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form 10K-SB annual report, which can be found on the SEC website at www.sec.gov under our SEC File Number 333-115776.

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

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2
Registration Statement, filed under SEC File Number 333-115776 on the SEC website at www.sec.gov:

Exhibit No.     Description
- ----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31.1          Sec. 302 Certification of Chief Executive Officer
  31.2          Sec. 302 Certification of Principal Accounting Officer
  32.1          Sec. 906 Certification of Chief Executive Officer
  32.2          Sec. 906 Certification of Principal Accounting Officer


B) There were no reports on Form 8-K filed during the quarter ended March 31, 2005.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2005                    Thai One On, Inc., Registrant

                                 By: /s/ Evon Au
                                 -----------------------------------------
                                 Evon Au, President, CEO and Chairman of
                                 the Board of Directors

May 13, 2005                     By: /s/ Au E-Mun
                                 -----------------------------------------
                                 Au E-Mun, Treasurer, Chief Financial
                                 Officer and Principal Accounting Officer
                                 and Director

May 13, 2005                     By: /s/ David Knapfel
                                 -----------------------------------------
                                 David Knapfel, Secretary and Director