Form 10KSB/A
period 2004-12-31
Thai One On, Inc.
filed 2005-06-16
CIK 1289255

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        AMENDMENT NO. 1
                         FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

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

A total of 1,000,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 2,020,000 of the issued and outstanding shares were sold in a public offering registered with the SEC on a Form SB-2 registration statement, and are unrestricted securities and may be publicly sold at any time, without restriction.

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


June 16, 2005                    Thai One On, Inc., Registrant

                                 By: /s/ Evon Au
                                 -----------------------------------------
                                 Evon Au, President, CEO and Chairman of
                                 the Board of Directors

June 16, 2005                    By: /s/ Au E-Mun
                                 -----------------------------------------
                                 Au E-Mun, Treasurer, Chief Financial
                                 Officer, Principal Accounting Officer
                                 and Director

June 16, 2005                    By: /s/ David Knapfel
                                 -----------------------------------------
                                 David Knapfel, Secretary and Director