Form 10QSB
period 2005-06-30
Thai One On, Inc.
filed 2005-08-15
CIK 1289255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2005

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

We had a total of 3,020,000 shares of common stock issued and outstanding at June 30, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.


                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                         Consolidated Balance Sheet
                          As of June 30, 2005
                                (Unaudited)

                                ASSETS
                                ------
                                                       June 30    December 31
                                                           2005           2004
                                                      ---------    -----------
Current Assets
--------------
Cash in bank                                           $ 23,154     $  50,434
Due from directors                                        1,886         1,834
Deposit and Prepayment                                    3,482         2,625
                                                       --------     ---------
 Total Current Assets                                  $ 28,522     $  54,893
                                                       --------     ---------
Non-Current Assets
------------------
Property, plant and equipment                            29,647        37,440
                                                       --------     ---------
 Total Assets                                          $ 58,169     $  82,233
                                                       ========     =========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accrued Expenses                                       $  7,873     $   7,162
Due to Directors                                             19           756
                                                       --------     ---------
 Total Current Liabilities                                7,892         7,918
                                                       --------     ---------
 Total Liabilities                                        7,892         7,918
                                                       --------     ---------

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock
 25,000,000 authorized, par value $.001
  3,020,000 shares issues and outstanding              $  3,020     $   3,020
  at June 30, 2005 and December 31, 2004

Additional Paid-In-Capital                              102,980       102,980

Deficit accumulated during the
  development stage                                     (55,723)      (31,585)
                                                       --------     ---------
 Total Stockholders' Equity                            $ 50,277     $  74,415
                                                       --------     ---------
 Total Liabilities and
 Stockholders' Equity                                  $ 58,169     $  82,333
                                                       ========     =========

                See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                                (Unaudited)
                                                                               From Inception
                         6 Months Ended     3 Months Ended    3 Months ended   March 3, 2004
                          June 30, 2005     June 30, 2005     June 30, 2004   to June 30, 2005
                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                         --------------     --------------    --------------  ----------------
Revenues:
---------
Revenues                    $   14,818        $    7,022         $     763        $   33,219
Less: Cost of Sales             (4,285)           (1,697)             (650)           (9,704)
                         --------------     --------------    --------------  ----------------
 Gross Profit               $   10,533        $    5,325         $     113        $   23,515

Expenses:
---------
 Administrative expenses        22,761             8,847             8,895            53,585
 Other operating expenses        2,519             1,427               318             5,076
 Staff costs                     9,391             3,578             1,615            20,514
                         --------------     --------------    --------------  ----------------
Total Expenses              $  (34,671)       $  (13,852)        $  10,828        $  (79,227)
                         --------------     --------------    --------------  ----------------
Net Loss from Operations    $  (24,138)       $   (8,527)        $ (10,715)       $  (55,712)


Other Income and Expenses:
-------------------------
Loss from Currency
 Transaction                $        -        $        -         $       -        $       11
                         --------------     --------------    --------------  ----------------
Net loss before Taxes       $  (24,138)       $   (8,527)        $ (10,715)       $  (55,723)


Provision for Income Taxes
--------------------------
Income tax Benefit                   -                 -                 -                 -
                         --------------     --------------    --------------  ----------------
Net loss                    $  (24,138)       $   (8,527)        $ (10,715)       $  (55,723)
                         ==============     ==============    ==============  ================


Basic and Diluted Earnings
Per Common Share            $    (0.01)       $    (0.00)        $   (0.01)       $    (0.03)
                         --------------     --------------    --------------  ----------------

Weighted Average Number of
Common Shares Used in
Share Calculations           3,020,000         3,020,000         1,000,000         2,010,000
                         ==============     ==============    ==============  ================


                See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                       (A Development Stage Enterprise)
                     Consolidated Statement of Operations
                               (Unaudited)
                                                                               From Inception
                         6 Months Ended     3 Months Ended    3 Months ended   March 3, 2004
                          June 30, 2005     June 30, 2005     June 30, 2004   to June 30, 2005
                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                         --------------     --------------    --------------  ----------------

Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)          $ (24,138)         $   (8,527)       $  (10,715)     $   (55,723)
  Adjustment for:
  Depreciaion                  1,772                 861               192            1,772
                         --------------     --------------    --------------  ----------------
Operating loss before
working capital changes:     (22,366)             (7,666)          (10,523)         (53,951)

  Accounts Receivables          (857)                  -            (2,625)          (3,482)
  Accounts Payables              711                 712             3,970            7,873
  Due to Directors              (789)                  -            40,290           (1,867)
                         --------------     --------------    --------------  ----------------
Net Cash Provided from
Operating Activities      $  (23,301)         $   (6,954)       $   31,112      $   (51,427)
                         --------------     --------------    --------------  ----------------

Cash Flows from Investing
Activities:
-------------------------
 Purchase of property,
 plant and equipment          (3,979)                (15)          (20,164)         (31,419)
                         --------------     --------------    --------------  ----------------
Net Cash Used in
Investing Activities          (3,979)                (15)          (20,164)         (31,419)
                         --------------     --------------    --------------  ----------------

Cash Flows from
Financing Activities:
---------------------
Sales of Common Stock      $        -          $        -       $        -        $ 106,000
                         --------------     --------------    --------------  ----------------
Net Cash Provided from     $        -          $        -       $        -        $ 106,000
Financing Activities     --------------     --------------    --------------  ----------------


Net Increase in Cash       $  (27,280)         $  (6,969)       $   10,948        $  23,154
                         --------------     --------------    --------------  ----------------

Cash Balance, Begin Period $   50,434             30,123             5,000                -
                         --------------     --------------    --------------  ----------------

Cash Balance, End Period   $   23,154          $  23,154        $   15,948        $  23,154
                         ==============     ==============    ==============  ================

Supplemental Disclosures:
-------------------------
 Cash Paid for interest   $         -          $      -         $        -        $       -
 Cash Paid for income
  taxes                   $         -          $      -         $        -        $       -

                       See accompanying notes to Financial Statements.

               Thai One On, Inc. and Subsidiary
               (A Development Stage Enterprise)
                 Notes to Financial Statements

NOTE 1  - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
----------------------------------------------------------
Organization and principal Business Activity
---------------------------------------------
Thai One On, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 3, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 3,020,000 shares issued and outstanding as of June 30, 2005.

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

                    Thai One On, Inc. and Subsidiary
                     (A Development Stage Enterprise)
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

                 Thai One On, Inc. and Subsidiary
                 (A Development Stage Enterprise)
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

NOTE 3 -  PLANT AND EQUIPMENT
-----------------------------
Plant and equipment at June 30, 2005 consists of the following:

                                         Estimated Useful Lives
                                         ----------------------
Computers                   $    1,578          5 years
Furniture and fixtures          11,548         10 years
Utensils                           499          2 years
Kitchen equipment               11,365         10 years
Renovation                       6,683         10 years
Office equipment                 1,192          5 years
                            ----------
                            $   32,865
Less: Accumulated
      depreciation          $   (3,218)
                            ----------
Plant and equipment, net    $   29,647
                            ==========


Depreciation expense for the period ended June 30, 2005 was $861.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts

                Thai One On, Inc. and Subsidiary
                (A Development Stage Enterprise)
                  Notes to Financial Statements

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

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

                Thai One On, Inc. and Subsidiary
                (A Development Stage Enterprise)
                  Notes to Financial Statements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
Three Months Ended June 30, 2005 compared to Three Months Ended June
30, 2004
----------------------------------------------------------------------
Gross revenues for the three months ended June 30, 2005 were $7,022, less cost of goods sold in the amount of $1,687, for a gross profit of $5,325, as compared to gross revenues of $763, less cost of goods sold in the amount of $650, for a gross profit of $113 for the three months ended June 30, 2004.

Total operating expenses for the three months ended June 30, 2005 were $13,852, all consisting of general and administrative expenses, as compared to $10,828 in total operating costs for the three months ended June 30, 2004,all of which represented general and administrative expense.

Net loss for the three months ended June 30, 2005 was $8,527 or $0.00 per share, as compared to a net loss of $10,715 for the three month period ended June 30, 2004 or $0.01 per share, with a total net loss for the period from inception to June 30, 2005 of $55,712 or $0.03 per share.

Liquidity and Capital Resources
-------------------------------
At June 30, 2005, our only sources of liquidity was $23,154 in cash in the bank; $1,886 due from directors; and $3,482 in deposits and prepayments.

Thre were no cash flows from financing activities for the three month period ended June 30, 2005.

Cash flows from investing activities were $15 for the three month period ended June 30, 2005, as compared to $20,164 for the three month period ended June 30, 2004. The large reduction in the period ended June 30, 2005 was attributable to the purchase of start up equipment during the three month period ended June 30, 2004.

Our total stockholders' equity was $50,277 at June 30, 2005.

We believe our current cash and cash equivalents, plus revenues we expect to derive from our business operations, will be sufficient to sustain our operations for at least the next 12 months without having to raise or seek additional capital; however, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations if and when needed.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

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


B) There were no reports on Form 8-K filed during the three months ended June 30, 2005.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2005                  Thai One On, Inc., Registrant

                                 By: /s/ Evon Au
                                 -----------------------------------------
                                 Evon Au, President, CEO and Chairman of
                                 the Board of Directors

August 14, 2005                  By: /s/ Au E-Mun
                                 -----------------------------------------
                                 Au E-Mun, Treasurer, Chief Financial
                                 Officer and Principal Accounting Officer
                                 and Director

August 14, 2005                  By: /s/ David Knapfel
                                 -----------------------------------------
                                 David Knapfel, Secretary and Director