Form 10QSB
period 2005-09-30
Thai One On, Inc.
filed 2005-11-09
CIK 1289255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2005

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

We had a total of 3,020,000 shares of common stock issued and outstanding at September 30, 2005.

Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes     No X

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.


                       Thai One On, Inc. and Subsidiary
                         Consolidated Balance Sheet
                          As of September 30, 2005
                                (Unaudited)

                                ASSETS
                                ------
                                                   September 30    December 31
                                                           2005           2004
                                                   ------------    -----------
Current Assets
--------------
Cash in bank                                           $  8,356     $  50,434
Due from directors                                        3,138        1,834
Deposit and Prepayment                                    3,482         2,625
                                                       --------     ---------
 Total Current Assets                                  $ 14,976     $  54,893
                                                       --------     ---------
Non-Current Assets
------------------
Property, plant and equipment                            31,111        27,440
                                                       --------     ---------
 Total Assets                                          $ 46,087     $  82,233
                                                       ========     =========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accrued Expenses                                       $  8,525     $   7,162
Due to Directors                                             19           756
                                                       --------     ---------
 Total Current Liabilities                                8,544         7,918
                                                       --------     ---------
 Total Liabilities                                        8,544         7,918
                                                       --------     ---------

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock
 25,000,000 authorized, par value $.001
  3,020,000 shares issues and outstanding              $  3,020     $   3,020
  at September 30, 2005 and December 31, 2004

Additional Paid-In-Capital                              102,980       102,980

Deficit accumulated during the
  development stage                                     (68,457)      (31,585)
                                                       --------     ---------
 Total Stockholders' Equity                            $ 37,543     $  74,415
                                                       --------     ---------
 Total Liabilities and
 Stockholders' Equity                                  $ 46,087     $  82,333
                                                       ========     =========

                See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                     Consolidated Statement of Operations
                                (Unaudited)

                                                  From                                           From
                               9 Months         Inception                                     Inception
                                Ended        March 3, 2004 to        3 Months Ended        March 3, 2004 to
                             September 30      September 30    September 30  September 30   September 30
                                 2005             2004             2005          2004            2005
                             (Unaudited)       (Unaudited)     (Unaudited)   (Unaudited)     (Unaudited)
                             ------------    ----------------  --------------------------  ----------------
Revenues:
---------
Revenues                    $   18,726        $    9,185         $   3,908   $  8,422        $    37,127
Less: Cost of Sales             (5,296)           (3,808)           (1,012)    (3,158)           (10,716)
                            ----------        ----------         ---------   --------        -----------
 Gross Profit               $   13,430        $    5,377         $   2,896   $  5,264        $    26,411

Expenses:
---------
 Administrative expenses        33,954            14,995            11,194      5,805             64,779
 Other operating expenses        5,172             3,509             2,653      3,135              7,780
 Staff costs                    11,176             6,144             1,784      4,580             22,298
                            ----------        ----------         ---------   --------        -----------
Total Expenses              $   50,302        $   24,648         $  15,631   $ 13,520        $    94,857
                            ----------        ----------         ---------   --------        -----------
Net Loss from Operations    $  (36,872)       $  (19,271)        $ (12,735)  $ (8,256)       $   (68,446)


Other Income and Expenses:
-------------------------
Loss from Currency
 Transaction                $        -        $        -         $       -   $      -        $        11
                            ----------        ----------         ---------   --------        -----------
Net loss before Taxes       $  (36,872)       $  (19,271)        $ (12,735)  $ (8,256)       $   (68,457)


Provision for Income Taxes
--------------------------
Income tax Benefit          $        -        $        -         $       -   $      -        $         -
                            ----------        ----------         ---------   --------        -----------
Net loss                    $  (36,872)       $  (19,271)        $ (12,735)  $ (8,256)       $   (68,457)
                            ==========        ==========         =========   ========        ===========


Basic and Diluted Earnings
Per Common Share            $    (0.01)       $   (0.02)         $   (0.00)  $  (0.01)       $    (0.03)
                            ----------        ----------         ---------   --------        -----------

Weighted Average Number of
Common Shares Used in
Share Calculations           3,020,000         1,000,000         3,020,000  1,000,000          2,169,474
                            ==========        ==========         =========  =========        ===========


                See accompanying notes to Financial Statements.

                       Thai One On, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                               (Unaudited)

                                                  From                                           From
                               9 Months         Inception                                     Inception
                                Ended        March 3, 2004 to        3 Months Ended        March 3, 2004 to
                             September 30      September 30    September 30  September 30   September 30
                                 2005             2004             2005          2004            2005
                             (Unaudited)       (Unaudited)     (Unaudited)   (Unaudited)     (Unaudited)
                             ------------    ----------------  --------------------------  ----------------

Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)          $  (36,872)       $  (19,271)        $ (12,735)  $ (8,256)       $   (68,457)
  Adjustment for:
  Depreciaion                   2,808               717             1,037        525              2,808
                            ----------        ----------         ---------   --------        -----------
Operating loss before
working capital changes:      (34,064)          (18,555)          (11,698)    (7,731)           (65,649)

  Accounts Receivables          (857)            (3,143)                -       (518)            (3,482)
  Accounts Payables             1,363             5,315               652      1,045              8,525
  Due to Directors             (2,041)              808            (1,252)       518             (3,119)
                            ----------        ----------         ---------   --------        -----------
Net Cash Provided from
Operating Activities       $  (35,599)       $  (15,574)        $ (12,298)  $ (6,686)       $   (63,725)
                            ----------        ----------         ---------   --------        -----------


Cash Flows from Investing
Activities:
-------------------------
 Purchase of property,
 plant and equipment          (6,479)            (24,281)          (2,500)    (4,117)           (33,919)
                            ----------        ----------         ---------   --------        -----------
Net Cash Used in
Investing Activities          (6,479)            (24,281)          (2,500)    (4,117)           (33,919)
                            ----------        ----------         ---------   --------        -----------

Cash Flows from
Financing Activities:
---------------------
Sales of Common Stock      $        -         $    5,000       $        -    $      -         $ 106,000
Bridge Loan Payable                 -             40,000                -           -                 -
                            ----------        ----------         ---------   --------        -----------

Net Cash Provided from     $        -         $   45,000       $        -    $      -         $ 106,000
Financing Activities        ----------        ----------         ---------   --------        -----------


Net Increase in Cash       $  (42,078)        $    5,145      $  (14,798)   $(10,803)         $   8,356
                            ----------        ----------         ---------   --------        -----------


Cash Balance, Begin Period $   50,434                  -           23,154      15,948                 -
                            ----------        ----------         ---------   --------        -----------

Cash Balance, End Period   $    8,356         $    5,145        $   8,356    $  5,145         $   8,356
                           ===========        ==========        ==========   ========         ==========

Supplemental Disclosures:
-------------------------
 Cash Paid for interest   $         -         $      -          $        -   $      -         $       -
                           ===========        ==========        ==========   ========         ==========
 Cash Paid for income
  taxes                   $         -         $      -          $        -   $      -         $       -
                           ===========        ==========        ==========   ========         ==========

                       See accompanying notes to Financial Statements.

               Thai One On, Inc. and Subsidiary
                Notes to Financial Statements

NOTE 1  - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES
-----------------------------------------------------------------------
Description of business and history - Thai One On, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 3, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 3,020,000 shares issued and outstanding as of September 30, 2005.

The Company's year end for accounting purposes is December 31.

The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have been ongoing during the period and revenue has been reported in the Statement of Operations. The Company is a considered a development stage enterprise in accordance with Statement of Financial Accounting Standards Board No. 7.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a company incorporated in Malaysia.

Financial Statements Presentation - The consolidated unaudited interim financial statements of the Company as of September 30, 2005 and for the three months ended September 30, 2005, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005, and the results of their operations and their cash flows for the three months ended September 30, 2005, the three months ended September 30, 2004, the nine months ended September 30, 2005, the period from inception (March 3, 2004) to September 30, 2004 and the period rom inception (March 3, 2004) to September 30, 2005.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and related notes included in the Company's Form 10K-SB filed with the Securities and Exchange Commission.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on March 3, 2004, indicating Resident Agents of Nevada Inc as their resident agent.

The company filed its annual list of officers and directors with the Nevada Secretary of State on March 31, 2005, indicating its President is Evon Au, its Secretary is David F Knapfel, and its Treasurer is Au E-Mun. Evon Au, David F. Knapfel, and Au E-Mun were all indicated as directors on this filing.

Going concern - The Company incurred accumulated net losses of approximately $68,457 from the period of March 3, 2004 (Date of Inception) through September 30, 2005. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek

                 Thai One On, Inc. and Subsidiary
                  Notes to Financial Statements

additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation - The Company has adopted Financial Accounting Standard No. 52. Assets and liabilities of operations in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

Stock-based compensation - The Company applies Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months period ended September 30, 2005:

Net loss, as reported                                 $(12,735)

Other comprehensive income
  Add:  Stock-based employee compensation
  expense included in reported loss, net
  of related tax effect
  Deduct:  Total stock-based employee
  compensation expense determined under fair value based methods for all awards, net of related tax effects

Pro forma net loss                                    $(12,735)
                                                      =========
Net loss per common share:
  Basic and fully diluted loss per share,
  as reported                                            $(0.00)

  Basic and fully diluted loss per share, pro forma      $(0.00)
                                                      =========

               Thai One On, Inc. and Subsidiary
                Notes to Financial Statements


There were no stock options granted for the period ended September 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company?s common stock.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

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

                Thai One On, Inc. and Subsidiary
                  Notes to Financial Statements


NOTE 2 -  PLANT AND EQUIPMENT
-----------------------------
Plant and equipment at September 30, 2005 consists of the following:

			              Estimate Useful Lives
------------------------------------------------------------
Computers               $  1,578             5 years
Website                 $  2,500             5 years
Furniture and fixtures	$ 11,548            10 years
Utensils                $    499             2 years
Kitchen equipment       $ 11,364            10 years
Renovation              $  6,683            10 years
Office equipment        $  1,192             5 years
                        --------
                        $ 35,364
Less: Accumulated
      depreciation      $ (4,253)
                        --------
Plant and
equipment, net          $ 31,111
                        ========

Plant and equipment are stated at cost less accumulated depreciation and impairment losses.

Depreciation expense for the three months ended September 30, 2005 was $1,037.


NOTE 3 - STOCKHOLDERS' EQUITY
------------------------------
The Company has 25,000,000 shares authorized and 2,000,000 issued and outstanding as of September 30, 2005. The issued and outstanding shares were issued as follows:

In March 2004, the company issued a total of 1,000,000 shares of $0.001 par value common stock as founder's shares to Evon Au, David Knapfel, and Au E-Mun, all of whom are officers and directors of our company. Both Evon Au and David Knapfel received 400,000 shares each, and Au E-Mun received 200,000 shares.
The shares were issued in exchange for cash in the aggregate amount of $5,000.


In October 2004, 2,020,000 common shares were issued to 33 investors in the Company's SB-2 offering for the aggregate sum of $101,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on May 27, 2005 and completed in September 2005.

NOTE 4  -  DUE FROM DIRECTOR
----------------------------
Due from director represents funds forwarded to Au E-Mun, yet to be repaid to the Company. These amounts are non-interest bearing and have no definite repayment terms.

NOTE 5 - DUE TO DIRECTORS
--------------------------
Due to directors represents expenses paid on behalf of the Company by the directors, yet to be reimbursed by the Company. These amounts are non-interest bearing and have no definite repayment terms.


NOTE 6 -  LOAN FROM STOCKHOLDERS
---------------------------------
As of September 30, 2005, there are no loans to the Company from any stockholder.


NOTE 7 -  RELATED PARTY TRANSACTIONS
-------------------------------------
As of September 30, 2005, there are no related party transactions between the Company and any officers.


NOTE 8 -  STOCK OPTIONS
------------------------
As of September 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.



NOTE 9  - LITIGATIONS
---------------------
As of September 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.


NOTE 10 -  SUBSEQUENT EVENTS
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
----------------------------------------------------------------------
Gross revenues for the three months ended September 30, 2005 were $3,908, less cost of goods sold in the amount of $1,012, for a gross profit of $2,896, as compared to gross revenues of $8,422, less cost of goods sold in the amount of $3,158, for a gross profit of $5,264 for the three months ended September 30, 2004.

Total operating expenses for the three months ended September 30, 2005 were $15,631, all consisting of general and administrative expenses, as compared to $13,520 in total operating costs for the three months ended September 30, 2004,all of which represented general and administrative expense.

Net loss for the three months ended September 30, 2005 was $12,735, or $.01 per share, as compared to a net loss of $8,256, or $.01 per share, for the three months ended September 30, 2004, with a total net loss for the period from inception on March 3, 2004 to September 30, 2005 of $68,457, or $0.03 per share.

Liquidity and Capital Resources
-------------------------------
At September 30, 2005, our only sources of liquidity was $8,356 in cash in the bank; $3,138 due from directors; and $3,482 in deposits and prepayments.

Thre were no cash flows from financing activities for the three month period ended September 30, 2005.

Cash flows from investing activities were $2,500 for the three month period ended September 30, 2005, as compared to $4,117 for the three month period ended September 30, 2004.

Our total stockholders' equity was $37,543 at September 30, 2005.

We believe our current cash and cash equivalents, plus revenues we continue to to derive from our business operations, will be sufficient to sustain our operations for at least the next 12 months without having to raise or seek additional capital; however, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations if and when needed.

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

ITEM 3.   CONTROLS AND PROCEDURES

Evluation of Disclosure Controls and Procedures
-----------------------------------------------
After evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules13a-15(e)and 15d-15(e) (the "Disclosure Controls") as of the end of the period covered by this quarterly report (the "Evaluation Date"), Our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our Disclosure Control were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

In connection with the evaluations referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitatioms on Effectiveness of Controls
-------------------------------------------------
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls or our internal controls over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.


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


B) There were no reports on Form 8-K filed during the three months ended September 30, 2005.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Thai One On, Inc., Registrant

November 1, 2005                 By: /s/ Evon Au
                                 -----------------------------------------
                                 Evon Au, President, CEO and Chairman of
                                 the Board of Directors

November 1, 2005                 By: /s/ Au E-Mun
                                 -----------------------------------------
                                 Au E-Mun, Treasurer, Chief Financial
                                 Officer and Principal Accounting Officer
                                 and Director

November 1, 2005                 By: /s/ David Knapfel
                                 -----------------------------------------
                                 David Knapfel, Secretary and Director