Form 10KSB
period 2005-12-31
Index Oil & Gas Inc.
filed 2006-04-10
CIK 1289255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________
                        COMMISSION FILE NUMBER      000-51430


                             INDEX OIL AND GAS INC.
                             ----------------------
                 (Name of small business issuer in its charter)

              Nevada                                  20-0815369
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

    10000 Memorial Drive, Suite 440
             Houston, Texas                              77024
   --------------------------------                      -----
(Address of principal executive offices)              (Zip Code)

Issuer's telephone Number: (713) 683-0800

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class              Name of each exchange on which registered
    ---------------------            -------------------------------------------
 Common Stock, $.001 par value             Over The Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

     State issuer's revenues for its most recent fiscal year. $18,925

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 6, 2006 was $64,096,305.

     As of March 13, 2006, the issuer had 54,240,552 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                                                           Page
                                                     PART I

Item 1.     Description of Business.........................................................................3
Item 2.     Description of Property.........................................................................8
Item 3.     Legal Proceedings...............................................................................8
Item 4.     Submission of Matters to a Vote of Security Holders.............................................8

                                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........................................9
Item 6.     Management's Discussion and Analysis or Plan of Operation.......................................11
Item 7.     Financial Statements............................................................................15
Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............15
Item 8A.    Controls and Procedures.........................................................................15
Item 8B.    Other Information...............................................................................15

                                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............................................16
Item 10.    Executive Compensation..........................................................................17
Item 11.    Security Ownership of Certain Beneficial Owners and Management..................................19
Item 12.    Certain Relationship and Related Transactions...................................................21
Item 13.    Exhibits........................................................................................21
Item 14.    Principal Accountant Fees and Services..........................................................23

SIGNATURES..................................................................................................24

                                     PART I

Item 1.   Description of Business.

Organizational History

     Index Oil and Gas Inc. (fka Thai One On, Inc.) ("Index Oil" or the "Company") was originally incorporated under the name Thai One On, Inc. ("Thai") on March 3, 2004 under the laws of the State of Nevada for the purpose of developing, owning and operating theme restaurants called "Khanom Jeen" in Malaysia.

     In March 2004, Thai acquired 100% ownership of Chinadoll Inc. Sdn. Bhd, a privately held company incorporated on January 1, 2004 under the laws of Malaysia. On March 30, 2004, the name of the acquired subsidiary was changed from Chinadoll Inc. Sdn. Bhd. to Thai Pasta Enterprise Sdn. Bhd. Thai Pasta Enterprise Sdn. Bhd. was the entity, which operated Thai's restaurant in Malaysia. In June 2004, Thai opened its first restaurant in Taipan, Selangor, Malaysia.

     In March 2004, the company issued a total of 1,000,000 shares of common stock as founder's shares to Evon Au, David Knapfel, and Au E-Mun, all of whom were officers and directors of Thai. Both Evon Au and David Knapfel received 400,000 shares each, and Au E-Mun received 200,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

     In October 2004, Thai completed an initial public offering of its securities in which 2,020,000 shares of its common stock were issued to 33 investors for a total of $101,000. Such offering was completed pursuant to a Form SB-2 registration statement that was declared effective by the Securities and Exchange Commission on May 27, 2005.

     In November 2005, Thai sold a portion of its surplus assets that had been utilized in connection with its Khanom Jeen restaurant for an aggregate sum of $5,000 to Mad About Food Inc., a privately held company incorporated under the laws of Malaysia.

     In November 2005, the Company changed its name from Thai One On Inc. to Index Oil and Gas Inc., and increased the number of authorized shares of common stock from 25,000,000 to 75,000,000 shares. In addition, following the increase in the number of authorized shares of common stock, the Company completed an in-kind dividend of 10 shares of common stock for every 1 shares of common stock held.

     On December 16, 2005, the Company announced that it had entered into a letter of intent to acquire 100% of the outstanding equity stock and warrants of Index Oil & Gas Ltd. ("Index UK"), a private company formed under the laws of the United Kingdom, from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock

     The Company's fiscal year ends on December 31.

Recent Developments

     On January 20, 2006, we completed the acquisition of Index Oil & Gas Ltd. (the "Acquisition" and "Index UK" respectively), a private company formed under the laws of the United Kingdom, pursuant to certain Acquisition and Share Exchange Agreements (collectively the "Agreements") entered into on January 20, 2006. Pursuant to the Agreements, the Company acquired all of the outstanding equity stock and warrants of Index UK from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock (the "Warrant Holders"). As consideration for the acquisition of the shares of Index UK, the Company issued an aggregate of 22,615,552 shares of common stock, $0.001 par value (the "Common Stock") and 1,092,676 warrants to purchase shares of Common Stock of the Company to the shareholders of Index UK and Warrant Holders. Furthermore, as part of the Acquisition, 759,448 shares of Common Stock were reserved for issuance by the Company. The Acquisition was completed following the satisfaction of the conditions to closing, including the delivery of audited financial statements of Index UK for the fiscal period ending March 31, 2004 and unaudited financial statements of Index UK for the period ending September 30, 2005. As a result of the Acquisition, Index UK has become a wholly-owned subsidiary of the Company. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

     Pursuant to the Agreements, each of the Index UK shareholders agreed not to dispose of any of the shares of the Company received by them prior to January 20, 2007 and, thereafter, be subject to selling restrictions directly tied to the average price of the stock of the Company, unless, an offer was made to all the stockholders of the Company. Furthermore, the Agreements contained an Escrow provision which provided that during the 12 month escrow period the voting rights attached to a total of 5,047,130 shares of common stock shall be exclusively exercised in accordance with the written directions of a majority of the directors of Index UK: Mr. Lyndon West, Mr. Daniel Murphy, Mr. Andrew Boetius, Mr. Michael Scrutton and Mr. David Jenkins.

     Upon completion of the Acquisition, Daniel Murphy was appointed as Chairman of the Company, Lyndon West was appointed as Chief Executive Officer of the Company and Andrew Boetius was appointed as Chief Financial Officer of the Company. In addition, Daniel Murphy, Lyndon West, Andrew Boetius, David Jenkins, and Michael Scrutton were also appointed to the Board of Directors of the Company. Following such appointments, on February 7, 2006, John Briner's resignation as an officer and director of the Company was accepted by the Board. For a complete description of the backgrounds of such persons, see "Directors and Executive Officers, Promoters and Control Persons."

     In addition, as contemplated by the Agreements, following the completion of the Acquisition, the Company's Board of Directors approved a stock option plan providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries, and made grants of options to purchase an aggregate of 4,577,526 shares of Common Stock to the employees of Index UK that held options to purchase ordinary shares of Index UK prior to the completion of the acquisition, as well as to the newly appointed directors and officers of the Company. For a complete description of such plan and the grants made under such plan, see "Executive Compensation - Stock Option Plan."

     Furthermore, in January 2006 an aggregate amount of 10,128,333 shares of common stock held by the former directors and officers of the Company were retired, and were subsequently canceled by the Company's transfer agent, West Coast Stock Transfer, on March 3, 2006.

Summary of Index Oil Business

     In March 2004, Thai acquired 100% ownership of Chinadoll Inc. Sdn. Bhd, a privately held company incorporated on January 1, 2004 under the laws of Malaysia. On March 30, 2004, the name of the acquired subsidiary was changed from Chinadoll Inc. Sdn. Bhd. to Thai Pasta Enterprise Sdn. Bhd. Thai Pasta Enterprise Sdn. Bhd. was the entity, which operated Thai's restaurant in Malaysia. In June 2004, Thai opened its first restaurant in Taipan, Selangor, Malaysia. In November 2005, Thai sold a portion of its surplus assets that had been utilized in connection with its Khanom Jeen restaurant for an aggregate sum of $5,000 to Mad About Food Inc., a privately held company incorporated under the laws of Malaysia. As of December 31, 2005, the Company's restaurant business had no material business operations.

Summary of Index UK Business

     Index UK is an early stage oil exploration and production company formed under the laws of the United Kingdom with its principal executive office located in the United States, in Houston, Texas. Index UK has ongoing operations including oil and gas production in the U.S., where it is also actively pursuing other opportunities. Index UK currently has three wholly-owned subsidiaries through which it conducts its operations, Index Investments North America Inc., Index Oil & Gas (USA) LLC and Index Offshore LLC (the "Subsidiaries"). The Subsidiaries' head office is also located at: 10,000 Memorial Drive, Suite 440, Houston, Texas 77024.

     Index UK was incorporated in 2003 to capitalize on the experience and contacts of its founder Directors and shareholders. Index UK's objective is to develop its oil and gas reserves by taking equity positions in proven petroleum systems and reserves located in the U.S., which it believes eliminates some of the commercial and exploration risks and uncertainties associated with international oil ventures.

Industry Overview

     Index UK is operating at a time where economic conditions have dictated larger oil exploration and production companies to focus their resources within the industry in order to become more cost and income efficient. Major energy companies and large independents continue to focus their attention and resources toward the discovery and development of large fields. We believe that this has resulted in larger energy companies neglecting to focus on smaller fields and divestment of production and exploration assets worldwide, a trend which Management expects to continue. In addition, the recent economics of the oil and gas market have improved as prices have risen substantially. Management believes that these conditions provide ample opportunities for smaller independent companies to acquire and exploit oil and gas opportunities in the U.S. We expect that there will be an increased competition for such properties in the future.

     Smaller early stage oil exploration and production companies, such as Index UK, have established their focus on the acquisition of the opportunities overlooked by the larger energy firms and have maintained their focus on the divested oil, gas fields and exploration opportunities located in North America that no longer fit the portfolios of larger energy companies. The stable political and economic environment of North America coupled with extensive oil and gas distribution systems available, has contributed to the industry's geographic focus. As such, Index UK has built up what it believes to be a significant pipeline of potential opportunities through Management's extensive network of industry contacts in North America.

     Similarly situated companies within the industry continue to target potential partner candidates in a disciplined manner in order to target gas and oil biased plays. These companies use waterflooding, 3D data reprocessing, enhanced oil recovery, gas and oil production techniques such as Alkaline-Surfactant-Polymer (ASP) technology, chemical floods, infill drilling and recompilations of existing wells to engage in production of oil and gas. Furthermore, pursuant to industry standards, such oil, gas exploration and production companies enter into "expiring" leases along with the operators who undertake the exploration and development of a particular project on behalf of the companies. If the project becomes successful, meaning that it results in development of producing wells, then the companies enter into producing leases with the operators for as long as the wells are producing.

Competition

     Index UK is a small independent oil exploration and production company. It faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, and obtaining goods, services and labor. Many of its competitors have substantially greater financial and other resources. Factors that affect Index UK's ability to acquire producing properties include available funds, available information about the property and its standards established for minimum projected return on investment. Since Index UK is focusing on acquiring low risk/low cost opportunities and has experience and expertise in exploiting these reserves, it believes that it can effectively compete in the market.

Exploration Agreements/Operating Agreements

     Through  its  three   subsidiaries   Index  UK  has  entered  into  several
participation and exploration agreements with various Operators and Oil and Gas Exploration Companies.

     Pursuant to industry customs and standards, large oil field operators enter into exploration agreements with smaller oil and gas exploration and production companies such as Index UK who are designated as non-operators, or partners, in these agreements. Pursuant to the exploration agreements and under the joint operating agreements entered into in connection with the exploration and operation of the oil fields, the joint operating agreements allow Index UK, as a partner, to secure a right to participate in each prospect well, if a well is completed and successfully drilled. Upon completion and successful drilling of the wells, Index UK enters into exploration agreements.

     Under these Operating Agreements, Index UK enters into agreements with the operators of these wells, which undertake to cooperate with Index UK or subsidiaries acting on its behalf in the initial test drilling of a mutually selected well located in agreed to location. As a non-operating partner in these sort of prospect projects, Index UK shares the land and lease costs and the 3D Seismic and Geological and Geophysical costs on a pro rata basis equal to its working interest held in each prospect well. Furthermore, Index UK, through its subsidiaries, shares pre drilling expenses and costs of these prospect wells on a pro rata basis which exceed its working interest held in such prospects, in order to compensate the operators who undertake the initial drilling and exploration costs on behalf of the project partners. Furthermore, the actual net revenue interest that Index UK would be entitled to for each well is less than the working interest held by Index UK in each prospect which reflects the compensation paid to each operator.

     Pursuant to a certain participation agreement entered into by Index UK, Index UK's initial project named Kansas I (Seward North, Globe and Seward
Townsite) consists of a 5% working interest in oil and gas leases covering approximately 8,500 acres which are located in Stafford County, Kansas. Management hopes that Index UK's participation as a project partner in this Kansas I project would enable the company, with the utilization of the acquisition and processing of new 3 Dimensional ("3D") seismic data conducted by the project operator, to identify undrilled structural highs in what Management believes to be a proven petroleum province.

     Index UK has also signed Exploration and Joint Operating Agreements (the "Operating Agreements") with Crawford Operating Company ("Crawford") in the Gulf Coast area, to participate in 4 wells in Louisiana and South Texas during early 2006.

     Pursuant to the Operating Agreements, Index UK has secured a right to participate in the following 4 wells: Walker #1, Vieman #1, Taffy #1 and #2. As of March 15, 2006, the Walker #1 well has been successfully drilled and completed, and Index UK has entered into an operating lease pursuant to which it holds a 12.5% working interest in such well. Management anticipates initial production of the Walker #1 well to commence in the second quarter of 2006, after the construction of a 1.5 mile gas line which would connect to the existing infrastructure.

     Index UK would hold the following working interests in the Vieman #1, Taffy #1 and #2 wells, contingent on the wells being successfully drilled and completed: 12.5%, 7.5% and 7.5% respectively.

     Management expects the Vieman #1 well to be drilled near Manor Lake in South Texas. The area covering the Vieman #1 location is approximately 320 acres. The Taffy #1 & #2 wells are located in Matagorda County, South Texas. The area where Taffy #1 well is located consists of approximately 370 acres.

     In addition to the foregoing, Index UK has recently secured a working interest in an operating lease of up to 5000 acres in the area to the north of Kansas I (Seward) project in Barton County, Kansas. This project includes 4-5 square miles of new 3D seismic data.

     With the aid of recently secured financing, subject to availability of resources, Index UK also hopes to participate in up to 8-10 wells in the Gulf Coast area, as well as seeking additional opportunities in Kansas and other selected areas of U.S. and North America.

     Furthermore, Index UK is currently analyzing a number of proposals and projects with existing partners and has signed a Memorandum of Understanding with ADC Petroleum, L.P. ("ADC") which provides Index UK an opportunity to negotiate a comprehensive agreement with ADC which, if consummated, would give it an opportunity to participate together with ADC in oil and gas exploration ventures in certain areas covering an aggregate of 220 square miles of Texas, Louisiana and Mississippi.

Customers

     Index UK sells its crude oil and natural gas production to independent purchasers. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month. We periodically reviews the difference between the dates of production and the dates we collects payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as costs that are offset against oil and natural gas sales revenue.

Governmental Regulation

     Index UK's operations are subject to extensive and continually changing regulation affecting the oil and natural gas industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its potential profitability. Index UK does not believe that we are affected in a significantly different manner by these regulations than are its competitors.

Transportation and Sale of Natural Gas

     Even though Index UK currently focuses on crude oil production, Management believes that natural gas sales could contribute a substantial part to its total sales. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates and various other matters, by the Federal Energy Regulatory Commission ("FERC"). Federal wellhead price controls on all domestic natural gas were terminated on January 1, 1992 and none of Index UK's natural gas sales prices are currently subject to FERC regulation. Index UK cannot predict the impact of future government regulation on any natural gas operations.

Regulation of Production

     The production of crude oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Texas, Louisiana and Kansas, the states in which Index UK owns properties, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing of wells, and the plugging and abandonment of wells and removal of related production equipment. Texas, Louisiana and Kansas also restrict production to the market demand for crude oil and natural gas. These regulations can limit the amount of oil and natural gas Index UK can produce from its wells, limit the number of wells, or limit the locations at which it can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations

     Index UK's operations are subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, require acquisition of a permit before drilling or development commences, restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with development and production activities, and limit or prohibit construction or drilling activities in certain ecologically sensitive and other protected areas. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. Index UK's business and prospects could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts its development and production activities or imposes environmental protection requirements that result in increased costs to it or the oil and natural gas industry in general.

     Index UK conducts its exploration, development and production activities to comply with all applicable environmental regulations, permits and lease conditions, and it monitors subcontractors for environment compliance. While Index UK believes its operations conform to those conditions, it remains at risk for inadvertent noncompliance, conditions beyond its control and undetected conditions resulting from activities by prior owners or operators of properties in which it owns interests. Pursuant to industry customs, a project's operator obtains insurance policy coverage for the each of the partner's in a particular project. The operator for Index UK's Kansas I project site has obtained a policy of insurance on behalf of Index UK, the partner in this project (the "Kansas Insurance Policy"). The Kansas Insurance Policy provides for $1,000,000 general commercial liability coverage. This policy also provides for $2,000,000 coverage for general aggregate and products liability. Furthermore, the operator has secured "hired and non-owned" commercial automobile liability coverage with a limit of $1,000,000 and $1,000,000 coverage for workers compensation and employer's liability insurance.

     Crawford, the operator for Index UK's Walker #1 and Vieman #1 wells located in Louisiana and South Texas, has obtained a policy of insurance on behalf of Index UK, the partner in these projects (the "Crawford Policy"). The Crawford Policy provides for $1,000,000 general commercial liability coverage. This policy also provides for $2,000,000 coverage for general aggregate and 1,000,000 coverage for products liability. Furthermore, Crawford has secured "hired and non-owned" commercial automobile liability coverage with a limit of $1,000,000 and $1,000,000 coverage for workers compensation and employer's liability insurance. Furthermore, the Crawford Policy provides "umbrella liability" coverage per occurrence in amount of $10,000,000.

Occupational Safety Regulations

     Index UK is subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of its wells are drilled by independent subcontractors under its "footage" or "day rate" drilling contracts, Index UK has adopted environmental and safety policies and procedures designed to protect the safety of its own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of its drill sites and producing wells by members of its operations staff or consultants and internal assessments of its compliance procedures. Index UK considers the cost of compliance a manageable and necessary part of our business.

Federal, State or Native American Leases

     Index UK's operations on federal, state or Native American oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

Employees

     As of January 1, 2006, Index UK had full time employment agreements with Mr. Andy Boetius and Mr. Lyndon West, its two directors, a part time employment agreement with Mr. Daniel Murphy, its director, letter agreements with Mr. David Jenkins and Mr. Michael Scrutton, the other two directors of the Company, and one part time employee at one of Index UK's subsidiaries. Members of the Board of Directors provide services to the Company and receive compensation pursuant to the employment and letter agreements signed with Index UK.


Item 2.   Description of Property

Principal Executive Offices
---------------------------

     As of the current date, the Company holds an arrangement to rent its main office comprising of 300 square feet which is located at 10,000 Memorial Drive, Suite 440, Houston, Texas 77024, at a cost of $1,500 per month for the months of November and December of 2005 and January of 2006. Starting February of 2006, rental payments have increased to $2,000 and will be due on a month-to-month basis.


Item 3.   Legal Proceedings.

     We are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

Market Information

     The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol IXOG since January 20, 2006.

     The following sets forth the range of the closing bid prices for the Company's Common Stock for the period starting January 20, 2006 through March 23, 2006. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.



                                   High Close             Low Close

           First Quarter, 2006      $1.66                  $0.97
                                    ------                 ------


     The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g)9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company's common stock and may affect the ability of shareholders to sell their shares.

Holders
-------

     As of March 10, 2006, the approximate number of stockholders of record of the Common Stock of the Company was 265.

Dividends
---------

     We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no material restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Securities authorized for issuance under equity compensation plans.

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which the Company's common stock is authorized for issuance as January 20, 2006.

------------------------------------ ------------------------ ----------------------- ---------------------------
           Plan category              Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                              (a)                      (b)                        (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved             -0-                $    -0-                        -0-
by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not               4,577,526                  0.35                    647,474
approved by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                       4,577,526                  0.35                    647,474
------------------------------------ ------------------------ ----------------------- ---------------------------

Recent Sales of Unregistered Securities
---------------------------------------

     In March 2004, the Company issued a total of 1,000,000 shares of Common Stock as founder's shares to Evon Au, David Knapfel, and Au E-Mun, all of whom were officers and directors of Thai. Both Evon Au and David Knapfel received 400,000 shares each, and Au E-Mun received 200,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

     On January 20, 2006 the Company completed a private placement for 8,533,333 shares of Common Stock of the Company at a price of $0.60 per share for an aggregate sum of $5,120,000.

     In addition, on January 20, 2006, the Company issued an aggregate of 22,615,552 shares of Common Stock of the Company and 1,092,676 warrants to subscribe for Common Stock of the Company as consideration for the acquisition of Index UK's outstanding equity stock and warrants from the Index UK's Shareholders.

     All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Index Oil and Gas Inc. or executive officers of Index Oil and Gas Inc., and transfer was restricted by Index Oil and Gas Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6.   Management's Discussion and Analysis or Plan of Operations.

                           FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our products;

3. The intensity of competition; and

4. General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company History

     Index Oil and Gas Inc. (fka Thai One On, Inc.) ("Index Oil" or the "Company") was originally incorporated under the name Thai One On, Inc. ("Thai") on March 3, 2004 under the laws of the State of Nevada for the purpose of developing, owning and operating theme restaurants called "Khanom Jeen" in Malaysia.

     In March 2004, Thai acquired 100% ownership of Chinadoll Inc. Sdn. Bhd, a privately held company incorporated on January 1, 2004 under the laws of Malaysia. On March 30, 2004, the name of the acquired subsidiary was changed from Chinadoll Inc. Sdn. Bhd. to Thai Pasta Enterprise Sdn. Bhd. Thai Pasta Enterprise Sdn. Bhd. was the entity, which operated Thai's restaurant in Malaysia. In June 2004, Thai opened its first restaurant in Taipan, Selangor, Malaysia.

     In November 2005, Thai sold a portion of its surplus assets that had been utilized in connection with its Khanom Jeen restaurant for an aggregate sum of $5,000 to Mad About Food Inc., a privately held company incorporated under the laws of Malaysia.

     In November 2005, the Company changed its name from Thai One On Inc. to Index Oil and Gas Inc., and increased the number of authorized shares of common stock from 25,000,000 to 75,000,000 shares. In addition, following the increase in the number of authorized shares of common stock, the Company completed an in-kind dividend of 10 shares of common stock for every 1 shares of common stock held.

     On December 16, 2005, the Company announced that it had entered into a letter of intent to acquire 100% of the outstanding equity stock and warrants of Index Oil & Gas Ltd. ("Index UK"), a private company formed under the laws of the United Kingdom, from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock

     As of December 31, 2005, the Company's restaurant business had no material business operations.

Recent Developments

     On January 20, 2006, we completed the acquisition of Index Oil & Gas Ltd. (the "Acquisition" and "Index UK" respectively), a private company formed under the laws of the United Kingdom, pursuant to certain Acquisition and Share Exchange Agreements (collectively the "Agreements") entered into on January 20, 2006. Pursuant to the Agreements, the Company acquired all of the outstanding equity stock and warrants of Index UK from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock (the "Warrant Holders"). As consideration for the acquisition of the shares of Index UK, the Company issued an aggregate of 22,615,552 shares of common stock, $0.001 par value (the "Common Stock") and 1,092,676 warrants to purchase shares of Common Stock of the Company to the shareholders of Index UK and Warrant Holders. Furthermore, as part of the Acquisition, 759,448 shares of Common Stock were reserved for issuance by the Company. The Acquisition was completed following the satisfaction of the conditions to closing, including the delivery of audited financial statements of Index UK for the fiscal period ending March 31, 2004 and unaudited financial statements of Index UK for the period ending September 30, 2005. As a result of the Acquisition, Index UK has become a wholly-owned subsidiary of the Company. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

     Pursuant to the Agreements, each of the Index UK shareholders agreed not to dispose of any of the shares of the Company received by them prior to January 20, 2007 and, thereafter, be subject to selling restrictions directly tied to the average price of the stock of the Company, unless, an offer was made to all the stockholders of the Company. Furthermore, the Agreements contained an Escrow provision which provided that during the 12 month escrow period the voting rights attached to a total of 5,047,130 shares of Common Stock shall be exclusively exercised in accordance with the written directions of a majority of the directors of Index UK: Mr. Lyndon West, Mr. Daniel Murphy, Mr. Andrew Boetius, Mr. Michael Scrutton and Mr. David Jenkins.

     Upon completion of the Acquisition, Daniel Murphy was appointed as Chairman of the Company, Lyndon West was appointed as Chief Executive Officer of the Company and Andrew Boetius was appointed as Chief Financial Officer of the Company. In addition, Daniel Murphy, Lyndon West, Andrew Boetius, David Jenkins, and Michael Scrutton were also appointed to the Board of Directors of the Company. Following such appointments, on February 7, 2006, John Briner's resignation as an officer and director of the Company was accepted by the Board. For a complete description of the backgrounds of such persons, see "Directors and Executive Officers, Promoters and Control Persons."

     In addition, as contemplated by the Agreements, following the completion of the Acquisition, the Company's Board of Directors approved a stock option plan providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries, and made grants of options to purchase an aggregate of 4,577,526 shares of Common Stock to the employees of Index UK that held options to purchase ordinary shares of Index UK prior to the completion of the acquisition, as well as to the newly appointed directors and officers of the Company. For a complete description of such plan and the grants made under such plan, see "Executive Compensation - Stock Option Plan."

     Furthermore, in January 2006 an aggregate amount of 10,128,333 shares of common stock held by the former directors and officers of the Company were retired, and were subsequently canceled by the Company's transfer agent, West Coast Stock Transfer, on March 3, 2006.

Plan of Operations
------------------

     As of December 31, 2005, the Company's restaurant business had no material business operations.

     Our plan of operation for the coming year is to identify and acquire a favorable business opportunity. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits. We believe that we do have sufficient capital to continue operations until the end of 2005. If we do not enter a business combination, we anticipate that our owners, affiliates, and consultants will provide sufficient capital for another year, but there can be no assurance that this expectation will be realized.


     We have incurred losses since our inception. We will continue to sustain losses until we establish profitable operations through an acquisition, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time. We do not expect to generate any meaningful revenue or incur significant operating expenses unless and until we acquire an interest in an operating company.

Results of Operations

Revenues

     Net revenues increased $524 (or 2.85%) to $18,925 for the fiscal year ended December 31, 2005, as compared to net revenues of $18,401 for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004. The increase in net revenues was due to a slight increase in restaurant sales revenues from new and existing customers.

     Cost of revenues decreased $123 (or 2.27%) to $5,296 for the fiscal year ended December 31, 2005, as compared to cost of revenues of $5,419 for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004. The decrease in cost of revenues was attributed to a slight decrease in restaurant operations costs.

     Gross margin increased $647 (or 4.98%) to $13,629 for the fiscal year ended December 31, 2005, as compared to gross margin of $12,982 for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004. The increase in gross margin is directly attributable to the increase in net revenues and the decrease in restaurant operations costs.

General, Administrative and Selling Expenses

     General, administrative and selling ("G&A") expense increased $21,909 (or 49.17%) to $66,465 for the fiscal year ended December 31, 2005, as compared to G&A expense of $44,556 for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004. The increase in G&A expense was primarily attributable to increases in G&A expense, loss on disposal of plant and equipment assets and the Company writing off certain other assets and slightly offset by the decrease in staff costs and the decrease in other operating expenses incurred by the Company.

Other Income and Expenses

     During the fiscal year ended December 31, 2005, the Company incurred a loss of $65 due to the fluctuations of the currency exchange rate.

Loss on Extinguishment of Debt

     None

Interest Expense

     None

Net Loss

     We had a net loss of $52,836 for the fiscal year ended December 31, 2005, as compared to a net loss of $31,574 for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004. The increase in net loss is directly attributable to the increase in G&A expense, loss on disposal of certain plant and equipment assets and the Company writing of certain other assets, somewhat offset by the increase in gross margin and decrease in staff costs incurred by the Company.

Liquidity and Capital Resources

     Total current assets as of December 31, 2005 were $13,500, consisting of $10,018 in cash and $3,482 in deposit and prepayment amounts due to the Company. Total current liabilities of $1,986 consisted in their entirety of $1,986 in accruals. As of December 31, 2005, we had working capital of $11,514. The ratio of current assets to current liabilities was 6.8 as of December 31, 2005.

     Total non-current assets as of December 31, 2005 were $10,000, consisting in their entirety of $10,000 in property, plant and equipment.

     Cash used in operating activities during the fiscal year ended December 31, 2005 was $38,911. Cash used in investment activities utilized to purchase property, plant and equipment during the fiscal year ended December 31, 2005 was $1,505. There were no cash flows from financing activities for the fiscal year ended December 31, 2005. Comparatively, cash used in operating activities for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004 was $26,680; cash used in investing activities utilized to purchase property, plant and equipment for the period from the Company's inception on March 3, 2004 to end of the fiscal year on December 31, 2004 was $28,886, and cash flows from financing activities were $106,000 resulting from sales of common stock of the Company to several investors.

     In November of 2005, the Company sold a portion of its Thai restaurant subsidiary's surplus assets that had been utilized in connection with its Khanom Jeen restaurant for an aggregate sum of $5,000 to Mad About Food Inc., a privately held company incorporated under the laws of Malaysia. As of December 31, 2005, the Company's Thai restaurant business had no material business operations. Furthermore, as reported by the Company's Independent Auditor in
Note 5 in the Notes to Financial Statements, which are made a part of this annual report on form 10-KSB, as of December 31, 2005 the Company's Thai restaurant subsidiary had left $10,000 worth of assets in the form of plant and equipment. Subsequent to the Acquisition of Index UK by the Company, the Management of the Company has since undertaken a process of determining the future course of action with respect to the remaining assets of the Company's Thai subsidiary. In light of the fact that the remaining Thai subsidiary's assets are not in the same line of operations as the Company's current focus, the Management of the Company has not made a definitive determination of whether to dispose of these assets or to select an alternate course of action.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

     A discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with auditing standards generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, management evaluates its estimates, the most critical are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments.

Accounting Developments

     In January 2003, the FASB issued FASB Interpretation No. 46,"Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not expect the adoption of FIN 46 to have an impact on its consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities." SFAS 149 amends certain portions of SFAS 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

     In June 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is not expected to have an effect on the Company's financial Position.

Interpretation No. 46 (FIN 46)

     Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Item 7.   Financial Statements.

     The Report of Malaysian Chartered Accountants and Financial Statements are set forth beginning on page F-2 of this annual report on Form 10-KSB and are incorporated herein. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Statement of Operations or the Notes to the Financial Statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A.  Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

     None.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of January 20, 2006.


----------------------- ------- ------------------------------------------------
Name                     Age    Position
----------------------- ------- ------------------------------------------------
Daniel Murphy (1)         63    Director, Chairman of the Company
----------------------- ------- ------------------------------------------------
Lyndon West (1)           46    Director, Chief Executive Officer
----------------------- ------- ------------------------------------------------
Andrew Boetius (1)        42    Director, Chief Financial Officer
----------------------- ------- ------------------------------------------------
David Jenkins (1)         56    Director
----------------------- ------- ------------------------------------------------
Michael Scrutton (1)      60    Director
----------------------- ------- ------------------------------------------------

(1) Each of the directors and officers of the Company was appointed to his position effective as of January 20, 2006.
(2) In connection with the acquisition transaction of Index Oil & Gas Ltd. by Index Oil, Mr. John Briner resigned as a director and officer of the Company, effective as of February 7, 2006.
(3) Au E Mon, Evon Au and David F. Knapfel resigned as directors and/or officers of the Company, effective as of November 23, 2005.

     Background of Executive Officers and Directors

     Mr. Daniel Murphy has been the Chairman of the Company since January 20, 2006. From October 1996 to July, 2004, Mr. Murphy was employed at Intrepid Energy (North Sea) Ltd. as Engineering and Production Director. Prior thereto, from January 1994 to October, 1996, Mr. Murphy was employed at C.C. Management Associates as the Managing Director. From December 1996 to present date, Mr. Murphy has continuously been a Non-Executive Director of Aker Kvaerner Offshore Partners Limited, a United Kingdom registered company.

     Mr. Lyndon West, who founded Index UK in February of 2003, has been the Chief Executive Officer of the Company since January 20, 2006. From October of 1998 to December of 2003, Mr. West was employed at IHS Energy as New Venture Services Practice Director, and prior thereto as a CEO of IHS Energy's International Division. In this position, he was responsible for the development of business relations worldwide. Prior thereto, from June of 1987 to October of 1998, Mr. West was employed at IEDS Limited, a company which he co founded, as the Managing Director. In this position, he was responsible for developing business direction and strategy implementation for the company. IEDS Limited was subsequently acquired by IHS Energy in 1998. Mr. West has 25 years of experience in the Oil and Gas Industry.

     Mr. Andrew Boetius, a UK Chartered Management Accountant, has been the Chief Financial Officer and a Director of the Company since January 20, 2006. From September of 1988 to March of 2002, Mr. Boetius was employed at Amerada Hess Limited ("Amerada"), a UK subsidiary of Amerada Hess Corporation. Mr. Boetius has held a number of roles during his career with Amerada Hess Corporation, both in its upstream and downstream businesses. In addition, from February of 1999 to June 2002, he was the Finance Director for Amerada's UK Energy Marketing and Trading business. Mr. Boetius was a part of the management team that divested this business to the TXU Group in March 2002. He remained in his role after the divesture to TXU Group through June of 2002. Subsequently Mr. Boetius performed an interim management role for a UK business in the Fortum Group. Mr. Boetius joined Index UK as a Director on its inception in February of 2003. Prior to 1988, Mr. Boetius worked for the UK divisions of GEC group.

     Mr. David Jenkins has been a Director of the Company since January 20, 2006. From December of 2002, to July of 2005, Mr. Jenkins was the President of Exploration Performance LLC ("Exploration Performance"), a Houston consulting company specializing in design and implementation of complete, integrated global exploration processes for oil and gas companies desiring to improve their exploration performance or to expand their exploration business. Mr. Jenkins areas of consultancy services included goal setting, strategy development, project  evaluation,  portfolio  risk  analysis,  budget  optimization,  project implementation and post-audit analysis. Exploration Performance's clients included Marathon Oil Company, Norsk Hydro, Robertson Research International, CNODC, IHS Energy and Fairfield Geophysical.

     During the same period, he also acted as the Technical Director of Index UK. As result of his industry contacts, Index UK has acquired an interest in two assets in Stafford County, Kansas and in South Texas. Prior to December 2002, he was employed at Conoco Phillips Inc. ("Conoco") for 28 years in a number of senior management positions. Mr. Jenkins was instrumental in developing the integrated exploration processes, which resulted in Conoco becoming an industry leader in terms of commercial success rate and the number of significant oil field discoveries. In addition Mr. Jenkins was responsible for the analysis that led to major discoveries in the Gulf of Paria and in the CUU Long basins in Vietnam. Mr. Jenkins has also participated in evaluation of projects for Conoco, which included the evaluation and ranking of over 50 basins and 100+ oil exploration plays. Mr. Jenkins has 31 years of experience in global hydrocarbon exploration.

     Dr. Michael Scrutton has been a Director of the Company since January 20, 2006. From 1969 to the end of 2002, Dr. Scrutton was employed by the Robertson Research Group ("Robertson"), a leading British consulting company involved in the upstream oil and gas business. During his tenure with Robertson, he became a director of the Robertson Research Holdings Ltd. and several of its subsidiary companies. In his employment with Robertson, he has fulfilled a variety of technical, management, planning and business development roles. From 1970 to 1986 he worked from Robertson's offices in Singapore, Indonesia and the United States of America, returning to the head office in North Wales in 1986. Dr. Scrutton is a geologist by training and during his 33 years of involvement in the upstream petroleum business, has gained experience in most of the world's oil and gas provinces.


     All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of the board of directors. Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers.

Code of Ethics
---------------

     On March 31, 2006 the Company's Board of Directors adopted a formal Code of Ethics and Business Conduct that applies to its Chief Executive Officer and Chief Financial Officer, as well as to the directors, officers and employees of the Company.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. To the best of our knowledge at no time during the most recent fiscal year or prior years, did any person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by
Section 16(a).

Item 10.  Executive Compensation.

     The  following   table  sets  forth   information   concerning   the  total
compensation that the Company has paid or that has accrued on behalf of Company's chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2005 and 2004.

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                   Compensation Awards

                                                                        Securities
                                                                        Underlying
                                                                        Options (#)     All Other
Name and Principal Position             Year      Salary      Bonus       /SARS        Compensation
------------------------------------ ---------- ---------- ---------- -------------- ---------------
Evon Au                                 2005       $0          $0           0             $ 0
                                        2004       $390        $0           0             $ 0

Compensation of Directors

     With the exception of Michael Scrutton, we do not currently pay our directors for attending meetings of our Board of Directors, although we expect to adopt a policy for compensating directors for attending meetings of our Board of Directors in the future.

     On March 14, 2006, the directors ratified a prior approval of the Company's Stock Option Plan, the terms of which are described under "Securities Authorized for Issuance Under Equity Compensation Plans". To date, we have granted an aggregate amount of 4,577,526 options to all of our Directors under the Stock Option Plan. Each of these options has an exercise price of $0.35 per share. 50% of the options vested on January 20, 2006. The options expire pursuant to the terms of the Stock Option Plan which are described under the aforementioned Stock Option Plan section below.

Employment Agreements

     On January 20, 2006, Index Oil & Gas Ltd., a subsidiary of Index Oil, which was acquired pursuant to the Acquisition Transaction by and between Index Oil & Gas Ltd. and Index Oil & Gas Inc. entered into employment and consulting agreements, with the following five directors of Index UK that provide for total aggregate minimum annual salaries of $284,694, which became effective as of January 1, 2006. In connection with these agreements, the aforementioned directors of Index Oil & Gas Ltd. will serve as directors of Index Oil and will be compensated for the provision of consulting services to the Company pursuant to the agreements entered into with Index Oil & Gas Ltd.:

     o Mr. West and Mr. Boetius. The agreements provide for Mr. West and Mr. Boetius to receive each an annual salary of $90,909 per year. Mr. West's and Mr. Boetius' employment agreements provide for continuous employment without a set date of termination. Index UK may terminate Mr. West's or Mr. Boetius' employment when Mr. West or Mr. Boetius respectively reach such age as Index UK's Board of Directors determines as the appropriate retirement age for the senior employees of company. Mr. West and Mr. Boetius may terminate their employment with the company upon not less than 3 months notice. Additionally, Index UK may terminate Mr. West's and/or Mr. Boetius' employment agreement upon not less than 6 months notice. Pursuant to Termination of Control protection, upon termination of Mr. West's or Mr. Boetius' employment due to a change of control of Index UK, Mr. West and/or Mr. Boetius are entitled to severance pay. The severance pay is equal to four times the amount of Mr. West's or Mr. Boetius' compensation package, respectively, as defined in the agreements;

     o A part time Employment Agreement with Mr. Murphy. The agreement provides for Mr. Murphy to receive an annual salary of $75,000 per year. Mr. Murphy's is employed continuously by Index UK without a set date of termination; however, his employment is terminated immediately upon his death or permanent disability. Index UK may also terminate Mr. Murphy's employment upon six months notice. Mr. Murphy may terminate his employment upon 3 months notice to Index UK. Pursuant to his employment agreement, Index UK provides Mr. Murphy with Directors Liability Insurance and contributes to his Private pension plan. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Murphy to receive an amount equivalent to 4 times of annual compensation amount; and

     o A non executive director Service Agreement with Mr. Jenkins and Mr. Scrutton. The Agreements provide for Mr. Jenkins to receive a salary of $1,050 per month, and Mr. Scrutton to receive a salary of $1,091 per month. Mr. Jenkins' and Mr. Scrutton's employment is terminated immediately upon their death or permanent disability. Index UK may also terminate Mr. Jenkins' or Mr. Scrutton's employment upon three months written notice. Mr. Jenkins and Mr. Scrutton may terminate their employment upon 3 months written notice to Index UK. Pursuant to their employment agreements Index UK provides Mr. Jenkins and Mr. Scrutton with Directors Liability Insurance and contributes to their Private pension plan. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Jenkins and Mr. Scrutton to achieve vesting of their unvested stock options up to the date of termination.

* Compensation amounts are based on salaries that are to be paid in British Pounds. All executive compensation amounts were translated into U.S. dollars at the average exchange rate prevailing during the applicable periods presented.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information, as of March 8, 2006 with respect to the beneficial ownership of the Company's outstanding common stock following the acquisition of Index Oil & Gas Ltd. by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.



                                   Common Stock Percentage of
Name of Beneficial Owner             Beneficially Owned (1)     Common Stock (1)
----------------------------------- ------------------------- ------------------
Daniel Murphy*(2)                           993,488(4)                 1.81%

Lyndon West*(2)                           5,060,379(5)                 9.14%

Andrew Boetius*(2)                        1,999,261(6)                 3.62%

David Jenkins** (2)                       1,203,172(7)                 2.21%

Michael Scrutton** (2)                    2,636,417(8)                 4.84%

Douglas Wordsworth (3)                    3,829,433(9)                 7.05%

----------------------------------- ------------------------- ------------------
*All officers and directors as a group.
**All directors as a group
(5 persons)

(1) Applicable percentage ownership is based on 54,240,552 shares of Common Stock outstanding as of January 20, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of January 20, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of January 20, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for these directors of the Index Gas & Oil Ltd. is: c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.

(3) The address for this beneficial owner is: 44 Heath Lane, Little Sutton, Ellesmere Port, Cheshire, UK CH66 5NT.
(4) Includes (i) warrants to purchase 66,662 shares of Common Stock of the Company exercisable at $0.14 per share and (ii) options to purchase 555,435 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(5) Includes (i) warrants to purchase 266,380 shares of Common Stock of the Company exercisable at $0.14 per share, (ii) options to purchase 741,292 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 101,265 shares of Common Stock granted as executive bonus compensation.
(6) Includes (i) warrants to purchase 124,488 shares of Common Stock of the Company exercisable at $0.14 per share, (ii) options to purchase 741,292 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 101,264 shares of Common Stock granted as executive bonus compensation.
(7) Includes (i) warrants to purchase 12,539
shares of Common Stock of the Company exercisable at $0.14 per share, (ii) options to purchase 100,056 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 101,264 shares of Common Stock granted as executive bonus compensation.
(8) Includes (i) warrants to purchase 33,095 shares of Common Stock of the Company exercisable at $0.14 per share and (ii) options to purchase 150,688 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(9) Includes warrants to purchase 42,126 shares of Common Stock of the Company exercisable at $0.14 per share which are presently exercisable or exercisable within 60 days.

     No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

Securities Authorized for Issuance Under Equity Compensation Plans
-------------------------------------------------------------------

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which our Common Stock is authorized for issuance as of January 20, 2006.

------------------------------------ ------------------------ ----------------------- ---------------------------
           Plan category              Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                     (b)                         (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved             -0-                $    -0-                         -0-
by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not               4,577,526                  0.35                      647,474
approved by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                       4,577,526                  0.35                      647,474
------------------------------------ ------------------------ ----------------------- ---------------------------

Stock Option Plan

     As contemplated by the Acquisition Agreement, following the completion of the Acquisition on January 20, 2006, the Company's Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries. Pursuant to the Stock Option Plan, the Company granted options to purchase an aggregate of 4,577,526 shares of Common Stock at $0.35 per share to the newly appointed directors and officers that held options to purchase ordinary shares of Index UK prior to the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.

     The principal terms and conditions of the stock options granted under the Stock Option Plan are that vesting of the options granted to Directors of the Company occurs in three stages: (1) 50% on January 20, 2006; (2) 25% on January 20, 2007; and (3) 25% on January 20, 2008. The options granted are exercisable at $0.35 per share. Furthermore, the stock options granted under the Stock Option Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder's death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or
(5) 12 months after the retirement of the options holder from a position with Index Oil.

         Of the options to purchase an aggregate of 4,577,526 shares of Common Stock that were granted, the following stock options have been granted to directors of the Company:

              Lyndon West               1,482,584 options
              Andrew Boetius            1,482,584 options
              Daniel Murphy             1,110,871 options
              David Jenkins             200,112 options
              Michael Scrutton          301,375 options

     Furthermore, the Company granted bonus awards, in the form of shares of Common Stock of the Company as follows: 101,265 to Mr. Lyndon West and 101,264 to each of Messrs. Andrew Boetius and David Jenkins, in consideration of Index UK reaching certain performance objectives.

Item 12.  Certain Relationships and Related Transactions.

     The following related party transactions occurred from January 1, 2004 to January 20, 2006.

     In March of 2004, a total of 1,000,000 shares were issued to the Company's officers and directors in consideration of $.005 per share, or a total of $5,000 in cash. In addition, Au E-Mun, Evon Au and Evelyn Au, former officers, directors and founders of Chinadoll, Inc. Sdn. Bhd., a privately held Malaysian corporation, assigned all of their right, title and interest in and to the Malaysian corporation to the Company at no cost to the Company.

     On April 28, 2004, David Knapfel, a former officer and director of the Company, loaned the Company a total of $40,000 pursuant to the Promissory Note Agreement entered into with the Company, for the purpose of securing the lease and opening of Thai Pasta Sdn. Bdh.'s first restaurant. The loan was repaid in full from the proceeds of the Company's initial public offering, registered with the U.S. Securities and Exchange Commission on Form SB-2 and completed in November 2004.

     Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Item 13.  Exhibits.

Exhibit
Number       Description
-------      -------------------------------------------------------------------

2.1 Acquisition Agreement between Index Oil and Gas Inc., Shareholders of Index Oil & Gas LTD., and Briner Group Inc. dated January 20, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

2.2 Form of Share Exchange Agreement entered into by and between Index Oil & Gas Inc. and Index Oil & Gas Ltd. shareholders. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

3.1          Articles  of  Incorporation   (Incorporated  by  reference  to  the
             Company's registration statement on Form 10-SB (File No. 333-115776), filed with the Securities and Exchange Commission on May 24, 2004). (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

3.2 Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), dated November 28, 2005, changing the name of the Company from Thai One On Inc. to Index Oil and Gas Inc., and increasing the number of authorized shares from 25,000,000 to 75,000,000. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006)

10.1         Form of  Subscription  Agreement  dated  as of  January  20,  2006.
             (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

10.2+ Employment Agreement entered into by and between Index Oil & Gas Ltd. and Lyndon West, dated January 20, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

10.3+ Employment Agreement entered into by and between Index Oil & Gas Ltd. and Andrew Boetius, dated January 20, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

10.4+ Employment Agreement entered into by and between Index Oil & Gas Ltd. and Daniel Murphy, dated January 20, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

10.5+ Non Executive Director Service Agreement entered into by and between Index Oil & Gas Ltd. and David Jenkins, dated January 20, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

10.6+ Non Executive Director Service Agreement entered into by and between Index Oil & Gas Ltd. and Michael Scrutton, dated January 20, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

14.1* Code of Ethics and Business Conduct for officers, directors and employees of Index Oil & Gas Inc. adopted by the Company's Board of Directors on March 31, 2006.

21.1*        List of subsidiaries of the Company

31.1* Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2* Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1* Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2* Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*  Filed herewith

+  Management contract or compensatory plan, contract or arrangement


Item 14.  Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-QSB and financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $2,000 and $1,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

Audit-Related Fees

     We incurred no fees for the period from the Company's inception on March 3, 2004, to December 31, 2005 for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees".

Tax Fees

     We have not incurred tax fees for the fiscal year ended December 31, 2005 for the professional services to be rendered by our principal accountants in advising the Company with respect to tax compliance, tax advice and tax planning as these services have not been rendered to the Company as of March 28, 2006.

     We incurred $200 in tax fees for the period from the Company's inception date on March 3, 2004 to December 31, 2004 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

     We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

     As of the fiscal period ending December 31, 2005 the Company has not formed an Audit Committee nor has it appointed any members of its Board of Directors to such committee. It is expected, that the Company's Audit Committee will be formed and will hold its first meeting sometime in the fiscal period of 2006. Prior to the initial meeting of the Audit Committee, the fees for audit services were approved by our board of directors and the full board met to discuss the financials statements filed on Forms 10-QSB and 10-KSB. At our first Audit Committee meeting the board of directors expects to establish a policy to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval will be provided for these services for the next four months. The Company's board of directors expects to require the independent auditor and management to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. It is further expected, that the chair of the Audit Committee will also be authorized, pursuant to delegated authority, to pre-approve services on a case-by-case basis, and that such approvals will be communicated to the full Audit Committee at its next meetings. We believe that Esther Yap & Co.'s services under the category "All Other Fees" were compatible with Esther Yap & Co.'s maintaining its independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   INDEX OIL AND GAS INC.


      Date: April 10, 2006                         By:  Lyndon West
                                                        ------------------------
                                                        Lyndon West
                                                        Chief Executive Officer


      Date: April 10, 2006                         By:  Andrew Boetius
                                                        ------------------------
                                                        Andrew Boetius
                                                        Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors of Index Oil & Gas Inc. hereby constitutes and appoints Daniel Murphy, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to this Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                          Title                    Date
------------------------------       -----------------------    --------------

Daniel Murphy                         Chairman of the Board     April 10, 2006
------------------------------
Daniel Murphy

Lyndon West                           Director                  April 10, 2006
------------------------------
Lyndon West

Andrew Boetius                        Director                  April 10, 2006
------------------------------
Andrew Boetius

Michael Scrutton                      Director                  April 10, 2006
------------------------------
Michael Scrutton

David Jenkins                         Director                  April 10, 2006
------------------------------
David Jenkins

                          INDEX TO FINANCIAL STATEMENTS


REPORT OF CHARTERED ACCOUNTANTS                                          F-2


AUDITED CONSOLIDATED BALANCE SHEET                                       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY               F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-13

================================================================================

ESTHER YAP & CO. (AF1255) OMITTED]
CHARTERED ACCOUNTANTS (M)

SUITE B-13A-6, MEGAN AVENUE II,
12, JALAN YAP KWAN SENG, 50450 KUALA LUMPUR, MALAYSIA
Tel: +60(3) 2163-6112/ 2163-8112  Fax: +60(3) 2162-9288  Email: info@eyco.com.my
--------------------------------------------------------------------------------
                                     Member:  Malaysian Institute of Accountants
                                                The Malaysian Institute of CPA's

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Index Oil & Gas, Inc. [formerly known as Thai One On, Inc.] and Subsidiary

We have audited the accompanying consolidated balance sheet of Index Oil & Gas, Inc. [formerly known as Thai One On, Inc.] and Subsidiary as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 and period from March 3, 2004 (Inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Index Oil & Gas, Inc. [formerly known as Thai One On, Inc.] and Subsidiary as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and period from March 3, 2004 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. The Company has suffered recurring losses from operations that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This is further explained in Notes 9 and 11 to the financial statements.

Esther Yap & Co.
Chartered Accountants
Kuala Lumpur, Malaysia
March 24, 2006

                                Index Oil & Gas
                           Consolidated Balance Sheet
                            As of December 31, 2005
                                   (Audited)

                                                                    December 31        December 31
                                                                       2005                2004
                                                                    (Audited)           (Audited)
                                                                 ----------------     ---------------
                                   A S S E T S
                                   -----------
                                                     Note
    Current Assets

           Cash and bank balances                                 $        10,018      $       50,434
           Due from directors                                     $             -      $        1,834
           Deposit and prepayment                                 $         3,482      $        2,625

                                                                  ----------------     ---------------

                 Total Current Assets                             $        13,500      $       54,893
                                                                  ----------------     ---------------


    Non - Current Assets

           Property, plant and equipment              5           $        10,000      $       27,440

                                                                  ----------------     ---------------
                 Total  Assets                                    $        23,500      $       82,333
                                                                  ================     ===============

                              L I A B I L I T I E S
                              ---------------------
    Current Liabilities
           Accruals                                               $         1,986      $        7,162
           Due to a director                                      $             -      $          756
                                                                  ----------------     ---------------

                 Total Current Liabilities                        $         1,986      $        7,918
                                                                  ----------------     ---------------

                 Total Liabilities                                $         1,986      $        7,918
                                                                  ----------------     ---------------


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
         Common Stock

         75,000,000/ 25,000,000 authorized shares, par value $.001
         33,220,000/ 3,020,000 shares issued and outstanding
                                                                  $        33,220      $        3,020

         Additional Paid-in-Capital                               $        72,780      $      102,980

         Deficit accumulated during the development stage         $       (84,486)     $      (31,585)
                                                                  ----------------     ---------------

                 Total Stockholders' Equity                       $        21,514      $       74,415
                                                                  ----------------     ---------------
                 Total Liabilities and Stockholders' Equity       $        23,500      $       82,333
                                                                  ================     ===============


                 See accompanying notes to Financial Statements.

                                 Index Oil & Gas
                      Consolidated Statement of Operations
                                    (Audited)


                                                          From Inception       From Inception
                                                          (March 3, 2004)      (March 3, 2004)
                                        12 months Ended         to                  to
                                        December 31,         December 31,        December 31,
                                            2005                2004                 2005
                                          (Audited)          (Audited)           (Audited)
                                        ---------------  ------------------  ------------------
Revenues:

     Revenues                           $       18,925   $          18,401   $          37,326

     Less:Cost of sale                  $       (5,296)  $          (5,419)  $         (10,715)
                                        ---------------  ------------------  ------------------

          Gross Profit                  $       13,629   $          12,982   $          26,611

Expenses:

     Administrative expenses            $       42,269   $          20,593   $          62,862
     Loss on Disposal of plant
      and equipment                     $        5,883   $               -   $           5,883
     Other operating expenses           $        2,584   $           3,320   $           5,904
     Staff costs                        $       15,729   $          20,643   $          36,372

          Total Expenses                $       66,465   $          44,556   $         111,021
                                        ---------------  ------------------  ------------------

          Net loss from Operations      $      (52,836)  $         (31,574)  $         (84,410)


Other Income and Expenses:
--------------------------

     Loss on Foreign Exchange           $          (65)  $               -   $             (65)
     Bank charges                       $            -   $             (11)  $             (11)
                                        ---------------  ------------------  ------------------

          Net Loss before Taxes         $       (52,901) $         (31,585)  $         (84,486)

Provision for Income Taxes:
---------------------------

     Income Tax Benefit                 $            -   $               -   $               -

          Net Income (Loss)             $      (52,901)  $         (31,585)  $         (84,486)
                                        ===============  ==================  ==================


Basic and Diluted Earnings
 Per Common Share                       $        (0.01)  $           (0.02)  $           (0.02)
                                        ---------------  ------------------  ------------------

Weighted Average number of
 Common Shares
 used in per share calculations              6,795,000           1,404,000           4,344,545
                                        ===============  ==================  ==================



             See accompanying notes to Financial Statements.

                        Thai One On, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                                    (Audited)


                                                                                             Deficit
                                    Number of                                              Accumulated
     Group & Company                 Shares             $0.001            Paid-In            uring the       Stockholders'
                                     in '000          Par Value           Capital        Development Stage     Equity
---------------------------   ------------------  -----------------  ------------------  ----------------  ---------------


Balance, March 3, 2004                        -   $              -   $               -   $             -   $            -
(Inception date)
   March 3, 2004 -
   Stock Issued for Cash                  1,000   $          1,000   $           4,000   $             -   $        5,000
   October 27, 2004 -
Stock Issued for Cash                     2,020   $          2,020   $          98,980   $             -   $      101,000

Net Income (Loss)                             -   $              -   $               -   $       (31,585)  $      (31,585)

                               -----------------  -----------------  ------------------  ----------------  ---------------


Balance, December 31, 2004                3,020   $          3,020   $         102,980   $       (31,585)  $       74,415

 Share split                             30,200   $         30,200   $         (30,200)  $             -   $            -
Net Income  (Loss)                            -   $              -   $               -   $       (52,901)  $      (52,901)
                               -----------------  -----------------  ------------------  ----------------  ---------------

Balance December 31, 2005                33,220   $         33,220   $          72,780   $       (84,486)  $       21,514
                               =================  =================  ==================  ================  ===============

             See accompanying notes to Financial Statements.

                                 Index Oil & Gas
                      Consolidated Statement of Cash Flows
                                    (Audited)


                                                                                          From Inception      From Inception
                                                                                          (March 3, 2004)     (March 3, 2004)
                                                                        12 Months Ended          to                 to
                                                                       December 31, 2005  December 31, 2004  December 31, 2005
                                                                            (Audited)          (Audited)           (Audited)
                                                                       -----------------  -----------------  ------------------

    Cash Flows from Operating Activities:

       Net Income (Loss)                                               $        (52,901)  $        (31,585)          $ (84,486)
             Adjustment for:
             Asset written off                                         $          9,219   $              -             $ 9,219
             Loss for Disposal of Plant & Equipment                    $          5,883                      $           5,883
             Depreciation                                              $          3,843   $          1,446   $           5,289
                                                                       -----------------  -----------------  ------------------
       Operating loss before working capital changes:                  $        (33,956)  $        (30,139)  $         (64,095)

       Account Receivables                                             $           (857)  $         (2,625)  $          (3,482)
       Account Payables                                                $         (5,176)  $          7,162   $           1,986
       Due from directors                                              $          1,078   $         (1,078)  $               -

                                                                       -----------------  -----------------  ------------------
    Net Cash Provided from Operating Activities                        $        (38,911)  $        (26,680)  $         (65,591)
                                                                       -----------------  -----------------  ------------------


    Cash Flows from Investing Activity:

       Purchase of property, plant and equipment                       $         (6,505)  $        (28,886)  $         (35,391)
       Proceeds from sale of Plant & Equipment                         $          5,000   $              -   $           5,000


                                                                       -----------------  -----------------  ------------------
    Net Cash Used in Investing Activity                                $         (1,505)  $        (28,886)  $         (30,391)
                                                                       -----------------  -----------------  ------------------


    Cash Flows from Financing Activity:

       Sales of Common Stock                                           $              -   $        106,000   $         106,000
                                                                       -----------------  -----------------  ------------------

    Net Cash Provided from Financing Activity                          $              -   $        106,000   $         106,000
                                                                       -----------------  -----------------  ------------------


    Net Increase in Cash                                               $        (40,416)  $         50,434   $          10,018
                                                                       -----------------  -----------------  ------------------

    Cash Balance,  Begin Period                                        $         50,434   $              -   $               -
                                                                       -----------------  -----------------  ------------------

    Cash Balance,  End Period                                          $         10,018   $         50,434   $          10,018
                                                                       =================  =================  ==================

    Supplemental Disclosures:
       Cash Paid for interest                                          $              -   $              -   $               -
                                                                       =================  =================  ==================
       Cash Paid for income taxes                                      $              -   $              -   $               -
                                                                       =================  =================  ==================



       See accompanying notes to Financial Statements.

                              INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION
-----------------------------------------------------------

Organization and Principal Business Activity
--------------------------------------------

Thai One On, Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 3, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 75,000,000 authorized shares with a par value of $.001 per share and with 33,220,000 shares issued and outstanding as of December 31, 2005. The Company's year end for accounting purposes is December 31.

In March, 2004, the Company acquired its wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately-held Malaysian company (the Subsidiary), from Au E-Mun, an officer and director at that time, at USD 1. The Company's restaurant operations in Malaysia are conducted through the Subsidiary. The
Subsidiary commenced operations as a restaurant operator known as Khanom Jeen Restaurant [`the Restaurant'] in June, 2004.

The Company ceased its Subsidiary operations during the fourth quarter of 2005 by closing the Restaurant in September 2005, terminating the lease for the Restaurant in November 2005, and had begun focusing its efforts on restructuring and refinancing. In addition, in November 2005, the Subsidiary sold a portion of its surplus assets that had been utilized in connection with its Khanom Jeen restaurant for an aggregate sum of $5,000 to Mad About Food Inc., a privately held company incorporated under the laws of Malaysia.

In November 2005, the Company changed its name from Thai One On Inc. to Index Oil and Gas Inc.

As of December 31, 2005, the Company has been unable to generate significant cash flows from its ceased Restaurant operations. As of December 31, 2005, the Company did not fund nor attempt to fund its operations through investor financing, including sales of common stock and exercise of any outstanding warrants or options. Furthermore, as of December 31, 2005, the Company has neither attempted to use debt to fund its operations. Until such time as the Company is able to generate significant cash flows from operations through increased operational revenue and sales, it will be required to continue its reliance on investor financing and debt to fund its operations.

Management's Plans
------------------

Since its inception, the Company has incurred operating losses totaling over $84 thousand, as of December 31, 2005, and as of December 31, 2005 has ceased its substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital and (2) generate significant revenues through its existing assets and future operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

On January 20, 2006, the Company completed the acquisition of Index Oil & Gas Ltd. (the "Acquisition" and "Index UK" respectively), a private company formed under the laws of the United Kingdom, pursuant to certain Acquisition and Share Exchange Agreements (collectively the "Agreements") entered into on January 20,

                              INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                    NOTES TO FINANCIAL STATEMENTS (continued)

2006. Pursuant to the Agreements, the Company acquired all of the outstanding equity stock and warrants of Index UK from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock (the "Warrant Holders"). As a result of the Agreements, there was a change in control of the Company. For accounting purposes, Index Oil & Gas Inc. shall be the surviving entity. For a more complete description of the Acquisition of Index UK by the Company, see Note 11
- Subsequent Events.

Common Stock
-------------

A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors on March 3, 2004.

On October, 2004, the Company issued 2,020,000 shares of common shares of $0.001 per share, valued at $101,000 to certain private investors.

In November 2005, the Company increased the number of authorized shares of common stock from 25,000,000 to 75,000,000 shares. In addition, following the increase in the number of authorized shares of common stock, the Company completed an in-kind dividend of 10 shares of common stock for every 1 share of common stock held.

Development Stage Enterprise
----------------------------

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. During the fiscal year ended December 31, 2005, the company devoted all of its efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, limited revenue has been derived during the organizational period.

As of the fiscal year ended December 31, 2005, the Company did not have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern. This is further explained in Notes 9 & 11 to the Financial Statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Accounting Method
-----------------

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management Certification
------------------------

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Consolidation
-------------

The consolidated financial statements include the financial statements of the Company and it's wholly owned Subsidiary, Thai Pasta Enterprise Sdn. Bhd., a company incorporated in Malaysia. All significant inter-company balances and transactions have been eliminated in consolidation.

                              INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                    NOTES TO FINANCIAL STATEMENTS (continued)


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

Earnings per Common Share
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.


Cash and Cash Equivalents
--------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

                              INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                    NOTES TO FINANCIAL STATEMENTS (continued)


Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate to fair value due to their short maturity.

Segment Information
--------------------

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46,"Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities." SFAS 149 amends certain portions of SFAS 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

In June 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have an effect on the Company's financial Position.

NOTE 4 - INCOME TAXES
---------------------

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

                              INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                    NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 - Plant and Equipment
-----------------------------

Plant and equipment at December 31, 2005 and December 31, 2004 consists of the following:

                                                      2005            2004       Estimate Useful Lives
   ---------------------------------------------------------------------------------------------------
   Computers                                    $            -            789              5 years
   Furniture and fixtures                       $       11,548          9,662             10 years
   Utensils                                     $          222            490              2 years
   Renovation                                   $            -          6,683             10 years
   Kitchen Equipment                            $            -         10,936             10 years
   Office Equipment                             $            -            326              5 years
                                                -----------------------------
                                                $       11,770         28,886
   Less: Accumulated depreciation               $       (1,770)        (1,446)
                                                -----------------------------
   Plant and equipment, net                     $       10,000         27,440
                                                -----------------------------

Plant and equipment are stated at cost less accumulated depreciation and impairment losses.

Depreciation expense for the year ended December 31, 2005 was $3,843 and December 31, 2004 was $1,446.

The Company sold various assets to a private third party at a 70% discount for a total of $5,000.00. Value of the remaining assets was written down to $10,000.



NOTE 6 - LOAN FROM STOCKHOLDERS
-------------------------------

As of December 31, 2005, there are no loans to the Company from any stockholder.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of December 31, 2005, there are no related party transactions between the Company and any officers.

NOTE 8 - STOCK OPTIONS
----------------------

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for

                              INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                    NOTES TO FINANCIAL STATEMENTS (continued)

Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2005 and period from March 3, 2004 (Inception) to December 31, 2004:

                                                           2005          2004
--------------------------------------------------------------------------------
Net loss, as reported                                $   (52,901)       (31,585)
Other comprehensive income                           $         -              -
                                                     ---------------------------
Pro forma net loss                                   $   (52,901)       (31,585)
                                                     ===========================
Net loss per common share:

Basic and fully diluted loss per share, as reported  $    (0.01)          (0.02)
                                                     ===========================
Basic and fully diluted loss per share, pro forma    $    (0.01)          (0.02)
                                                     ===========================

There were no stock options granted for the year ended December 31, 2005 and period from March 3, 2004 (Inception) to December 31, 2004. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.


NOTE 9 - GOING CONCERN
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern (see note 11).


NOTE 10 - LITIGATION
--------------------

As of December 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements other than the following:

On January 20, 2006, the Company completed the acquisition of Index Oil & Gas Ltd (the "Acquisition" and "Index UK" respectively), a private company formed under the laws of the United Kingdom, pursuant to certain Acquisition Agreement and Share Exchange Agreements (collectively the "Agreements") entered into on January 20, 2006. Pursuant to the Agreements, the Company acquired all of the outstanding equity stock and warrants of Index UK from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock (the "Warrant Holders"). As consideration for the acquisition of the shares of Index UK, the Company issued an aggregate of 22,615,552 shares of common stock, $0.001 par value (the "Common Stock") and 1,092,676 warrants to purchase shares of Common Stock of the Company to the shareholders of Index UK and Warrant Holders. Furthermore, as part of the Acquisition, 759,448 shares of Common Stock were reserved for issuance by the Company. As a result of the Acquisition, Index UK has become a wholly-owned subsidiary of the Company.

 7                             INDEX OIL & GAS INC.
                                 AND SUBSIDIARY
                             [fka THAI ONE ON, INC.]
                    NOTES TO FINANCIAL STATEMENTS (continued)

In addition, the Company also completed a private placement on January 20, 2006 for 8,533,333 shares of $0.001 par value common stock of the Company at a price of $0.60 per share for the aggregate sum of $5,120,000.

Furthermore, in January 2006 an aggregate amount of 10,128,333 shares of common stock held by the former directors and officers of the Company were retired, and were subsequently cancelled by the Company's transfer agent, West Coast Stock Transfer, on March 3, 2006.

As contemplated by the Acquisition Agreement, following the completion of the Acquisition, the Company's Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and / or its subsidiaries. Pursuant to the Stock Option Plan, the Company granted options to purchase an aggregate of 4,577,526 shares of common stock at $0.35 per share to the newly appointed directors and officers that held options to purchase ordinary shares of Index UK prior to the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.

The principal terms and conditions of the stock options granted under the Stock Option Plan are that vesting of the options granted to Directors of the Company occurs in three stages: (1) 50% on January 20, 2006; (2) 25% on January 20, 2007; and (3) 25% on January 20, 2008. The options granted are exercisable at $0.35 per share. Furthermore, the stock options granted under the Stock Option Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder's death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or
(5) 12 months after the retirement of the options holder from a position with Index Oil.

Of the options to purchase an aggregate of 4,577,526 shares of common stock that were granted, the following stock options have been granted to directors of the
Company:

         Lyndon West                1,482,584 options
         Andrew Boetius             1,482,584 options
         Daniel Murphy              1,110,871 options
         David Jenkins              200,112 options
         Michael Scrutton           301,375 options

Furthermore, the Company granted bonus awards, in the form of shares of common stock of the Company as follows: 101,265 to Mr. Lyndon West and 101,264 to each of Messrs. Andrew Boetius and David Jenkins, in consideration of Index UK reaching certain performance objectives.

                  List of Subsidiaries of Index Oil & Gas Inc.

1. Thai One On, Inc. (As of the current date the subsidiary has no material business operations).

                  List of Subsidiaries of Index Oil & Gas Ltd.

1.   Index Investments North America Inc.*

2.   Index Oil & Gas (USA) LLC*, and

3.   Index Offshore LLC* ( collectively the "Subsidiaries").

* The Subsidiaries' head office is located at: 10,000 Memorial Drive, Suite 440, Houston, Texas 77024.



                                  End of Filing