Form 10-K
period 2006-03-31
Index Oil & Gas Inc.
filed 2006-07-17
CIK 1289255

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2006

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51430

INDEX OIL AND GAS INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0815369 (I.R.S. Employer Identification No.)

10000 Memorial Drive, Suite 440 Houston, Texas (Address of principal executive offices)	77024 (Zip Code)

Issuer’s telephone Number: (713) 683-0800

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 par value	Over The Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerate Filer |_| Accelerated Filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of July 6, 2006 was $54,207,894.

As of July 6, 2006, there were outstanding 54,544,345 shares of Common Stock.

Information Regarding Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to attract and retain management;

•	our growth strategies;

•	anticipated trends in our business;

•	our future results of operations;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our exploration, acquisition and development activities;

•	our ability to successfully and economically explore for and develop oil and gas resources;

•	market conditions in the oil and gas industry;

•	the timing, cost and procedure for proposed acquisitions;

•	the impact of government regulation;

•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•	planned capital expenditures (including the amount and nature thereof);

•	increases in oil and gas production;

•	the number of wells we anticipate drilling in the future;

•	estimates, plans and projections relating to acquired properties;

•	the number of potential drilling locations;

•	our financial position, business strategy and other plans and objectives for future operations;

•	the possibility that our acquisitions may involve unexpected costs;

•	the volatility in commodity prices for oil and gas;

•	the accuracy of internally estimated proved reserves;

•	the presence or recoverability of estimated oil and gas reserves;

•	the ability to replace oil and gas reserves;

•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks;

•	exploration and development risks;

•	competition;

•	the inability to realize expected value from acquisitions;

•	the ability of our management team to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Overview

Index Oil and Gas, Inc. (“Index”, “the Company”, “we”, “us” or “our”) is an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. Index was originally incorporated under the name Thai One On, Inc. (“Thai”) on March 3, 2004 under the laws of the State of Nevada for the purpose of developing, owning and operating theme restaurants called "Khanom Jeen" in Malaysia. In March 2004, Thai acquired a wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately-held Malaysian company (“the Subsidiary”), from an officer and director of Thai. The Subsidiary commenced operations as a restaurant operator in June 2004, but subsequently ceased operations in the fourth quarter of 2005. The Subsidiary then sold a portion of its surplus assets, leaving it with no significant assets. In November 2005, Thai entered into a Letter of Intent agreement (the “Letter of Intent”) with Index Oil and Gas Ltd. (“Index Ltd.” or “Index Limited”) for the proposed acquisition of all outstanding shares of the Index Ltd.’s equity stock by the Company. Subsequently, Thai changed its name from Thai One On Inc. to Index Oil and Gas, Inc.

On January 20, 2006, in connection with the Letter of Intent, the stockholders of Index Ltd. entered into Acquisition and Share Exchange Agreements with the Company (the “Agreements”). As a result of the Acquisition, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company was deemed to be the acquiring entity. The transaction was accounted for as a recapitalization of the Company (reverse acquisition).

Pursuant to the Agreements, all common shares previously owned by Index Ltd.’s stockholders were exchanged for an aggregate of 23,375,000 shares of Index common stock, $0.001 par value (“the Common Stock”) of which 759,448 shares of Common Stock were reserved for issuance by the Company, and 1,092,676 warrants to purchase shares of Common Stock of Index. Out of the 759,448 shares of Common Stock reserved for issuance 303,793 shares of Common Stock have been granted to certain directors of the Company in the form of stock grants, and 455,655 shares of Common Stock remain to be awarded. For more information please see Item 12 section entitled “Stock Grants”. The value of the Company’s stock that was issued was based on the historical cost of the Company’s net tangible assets of $1,578, which did not differ materially from their fair value.

Index Ltd. was incorporated on February 21, 2003 in the United Kingdom. The Company invested in a 5% working interest in oil and gas leases covering approximately 8,500 acres located in Stafford County, Kansas (“Kansas Properties”) in July 2003. In August 2003, Index Oil & Gas USA, LLC (“Index USA”), a wholly owned subsidiary of Index Ltd., was formed and the Kansas Properties were transferred into it. Index Ltd. is participating in an ongoing drilling program on these properties. Additionally, Index Investments North America Inc. (“Index Investments”) and Index Offshore LLC (“Index Offshore”), wholly owned subsidiaries of Index Investments, were both formed in July 2004 for future potential investments in the United States. Index Ltd. comprises a United Kingdom holding company, which provides management services and United States operating subsidiaries, which are engaged in the exploration for, development, production and sale of oil and natural gas. Index Ltd. has increased its proved reserves and production principally through acquisitions in conjunction with an active drilling program. Index Ltd. does not currently operate any of its properties and sells its oil production to domestic crude oil purchasers.

In addition, the Company completed a private placement on January 20, 2006 for 8,533,333 shares of Common Stock of the Company at a price of $0.60 per share for the aggregate sum of $5,120,000, in order to raise capital for investment in oil and gas projects developed by the Company and for operating and working capital purposes.

Recent Developments

We have recently completed the following transactions:

Gulf Coast

In the fourth quarter of 2006 fiscal year, the Company entered into the following agreements: (1) a Seismic Reprocessing and Exploration Agreement with ADC Petroleum, L.P. (“ADC”) covering prospective areas in the US Gulf Coast. The Agreement enables Index Inc to participate in the reprocessing of an area of up to 226 square miles of existing 3 Dimensional (“3D”) land seismic data already available to ADC as a result of its participation in an agreement signed between ADC and two of its other industry partners (the "ADC Agreement"). This seismic data covers prospective areas in the Gulf Coast U.S., throughout Texas, Louisiana and Mississippi. The ADC Agreement sets forth the rights of the parties in their joint participation of generating drilling prospects from such reprocessed data and allows the parties to jointly exploit the prospects generated.

Under the terms of the ADC Agreement, the Agreement provides for Index's participation in two phases. Index has the right to inform ADC of its election to participate in a particular project no later then the date of (i) 5 days before the meeting date of the Operations Committee composed of the parties to the ADC Agreement (the "Committee") at which the Committee reviews the summary report for a particular project, or (ii) the date which is 15 days after ADC informs Index of the Committee's decision to designate a project as final for participation purposes.

Phase 1 of the Agreement enables Index to participate in the reprocessing of 105 square miles of existing data in conjunction with the aforementioned experienced industry partners already working with ADC. In addition, the Agreement gives Index the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest ("WI"). If Index elects to participate in a project to an extent less than an undivided 18% WI, the portion not taken up by Index shall revert to ADC which will then be free either to dispose of or participate in such WI for its own account. In return for the foregoing, Index agrees to bear its Phase I share of all costs incurred with respect to prospects generated during Phase I and with respect to which Index agrees to participate in the exploration and exploitation of. In addition, with respect to all prospects in which Index elects to participate, Index shall bear on behalf of ADC a portion of ADC's costs resulting from ADC's participation in the exploration and exploitation of the same prospect (the "ADC Share"). Such costs shall include lease acquisition costs, drilling and completion costs and the cost of any production facilities.

Pursuant to Phase 2 of the Agreement, within 90 days of the date of the Agreement Index has exercised the option to participate in further 121 square miles of reprocessing on the same basis as Phase 1 and is entitled to obtain up to a 12.5% working interest in any prospects generated. If Index elects to participate in a Prospect to an extent less than an undivided 12.5% WI, the portion not taken up by Index shall revert to ADC which will then be free either to dispose of or participate in such WI for its own account. In return for the foregoing, Index is obligated to bear its Phase II WI share of all costs incurred with respect to prospects generated during Phase II and with respect to which Index agrees to participate in the exploration and exploitation of. In addition, with respect to all prospects of Phase II in which Index elects to participate, Index shall bear on behalf of ADC a portion of the ADC Share. Such costs shall include lease acquisition costs, drilling and completion costs and the cost of any production facilities.

Kansas

(2) We have acquired a 5% working interest in an exploration project in Barton County, Kansas. The 5% working interest in the Barton County project is in an Area of Mutual Interest (“AMI”) covering approximately 4879 acres. The operator engaged in the exploration and drilling of this project, has recently acquired, through a geophysical contractor, approximately 6.6 square miles of new 3 Dimensional (“3D”) seismic data. This is currently being processed prior to evaluation.

We believe the properties present a significant, multi-year development opportunity primarily in the Lansing and Arbuckle formations at depths of 3,800 to 4,000 feet. Successful wells in these fields generally produce for more than 25 years and have low operating costs. Our 2006-2007 capital budget of $515,600 related to proven but not producing reserves includes approximately $514,500 for anticipated capital expenditures related to costs on proved undeveloped properties. See the Contractual obligations section of Item 7“ Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

Business Strategy

The Company is currently seeking to expand its activities in North America. Among several technical and commercial programs that the Company utilizes to determine the attractiveness and feasibility of particular oil and gas opportunities is a Capital Efficiency Model that compares the net present value of an opportunity to the capital expenditure utilized. This model provides the Company’s management (“Management”) with a profitability indicator that they utilize to determine the economic attractiveness of an opportunity in order to justify an investment of capital into such opportunity. Management believes that this risk mitigated approach to opportunity evaluation is supported by detailed technical evaluations including the use of 3D seismic data.

3 Phases

The Company’s business model currently consists of 3 successive stages. The first phase of the business plan, or Phase I, has been completed, has resulted in the initial startup of Index Ltd.’s business operations in the U.S. and the establishment of early stage oil and gas operations and cashflow. The second phase of the business plan, or Phase II, commenced in 2005 and is focused on establishing a reserve and production base which Management believes is capable of supporting expansion into the future. Phase III commenced in 2006 and is expected to consist of evaluation and eventual entry into larger opportunities with higher equity positions to be held by the Company. Larger opportunities will in turn subject the company to higher risks, which Management intends to attempt to mitigate by appropriate management of its energy portfolio assets. In order for the Company to complete Phase II of its business model, continue with its Phase III projects and remain a viable business entity, it will require an influx of future capital funding anticipated to consist of a mixture of debt and equity financing.

Phase I

The Company’s initial project Kansas I (Seward North, Globe and Seward Townsite) (“Seward”) was initiated by its subsidiary, Index Ltd., in  July of  2003  as  a  start  up project aimed at a low risk, low cost oil production opportunity. This project was selected by Management to act upon its core business concept and to establish initial operations and business relationships.

The Company’s Seward project consists of a 5% working interest in oil and gas leases covering approximately 8,500 acres which are located in Stafford County, Kansas. Management believes that the acquisition and processing of new 3D seismic data enables Seward project partners including the Company to identify undrilled structural highs in a proven petroleum province. The Company hopes that the Seward project can act as a catalyst to providing it with additional opportunities to expand within the area.

Phase II

The Company’s goal in Phase II of its operations is to increase its oil/gas reserves and production along with achieving a stream of revenue to cover overhead and other company expenses, as well as contributing to the company’s capital expenditure (“Capex”) requirements. The Company intends to focus its Phase II structured plan on selected gas biased projects in the U.S., with the objective of acquiring higher working interests in larger opportunities in the U.S and North America. Index currently plans to have its Phase II activities consist of a portfolio of several contracted well and gas prospects located on the Gulf Coast and in Kansas.

The Company has signed Exploration and Joint Operating Agreements (the “Operating Agreements”) with Crawford Operating Company (“Crawford”) in the Gulf Coast area, to participate in 4 wells in Louisiana and South Texas during early 2006. Management believes that Crawford’s extensive industry contacts and operations in Texas and Louisiana, including its relationship with a 3D seismic data reprocessor which has successfully reprocessed 3D seismic data in the Louisiana and South Texas region in the past, will enhance its ability to achieve increased oil/gas reserves and production. Participation in such Operating Agreements gives the Company a right to acquire a working interest in the wells when the wells become producing.

The Company has also recently acquired a working interest in a new exploration prospect in the area to the north of Seward project in Barton County, Kansas and subject to availability of resources and financing, hopes to participate in up to 8-10 wells in the Gulf Coast area, as well as seeking additional opportunities in Kansas and other selected areas of U.S. and North America.

Pursuant to the Operating Agreements, the Company has secured a right to participate in the following 4 wells: Walker #1, Vieman #1, Taffy #1 and #2. As of the date hereof, The Walker #1 well has been successfully drilled and completed, and the Company’s subsidiary, Index Ltd., has entered into an operating lease pursuant to which it holds a 12.5% working interest in such well. Management anticipates initial production of the Walker #1 well to commence in the second quarter of 2006, after the construction of a 1.5 mile gas line which would connect to the existing infrastructure.

Management expects the Vieman #1 well to be drilled near Manor Lake in South Texas. The area covering the Vieman #1 location is approximately 320 acres. This prospect is based on 3D seismic data originally shot for EOG Resources in 1997 and reprocessed by Viking.

The Taffy #1 & #2 wells are located in Matagorda County, South Texas. The area where Taffy #1 well is located consists of approximately 370 acres. This prospect is based on 3D seismic data originally shot by Shell in 1993 and recently reprocessed. Management believes that the Taffy #2 well prospect is similar to Taffy #1 well in all respects, except that it is located on a separate 345-acre property and is to be drilled to a lesser depth.

Subject to rig availability, the Company expects to have Taffy #1 & #2 wells drilled in the near future. The Company further expects that the Vieman #1 well will spud in the late second or in the early third quarter of 2006. As of the second quarter of fiscal year ending March 31, 2007, the Company has increased its working interest in Taffy #2 and Vieman wells to 20% and 15%, respectively.

In addition to the foregoing, the Company has secured an interest in an operating lease of up to 5000 acres (the Barton County project), which is located to the north of the Seward project. This project includes 4-5 square miles of new 3D seismic data. The Company expects that, subject to the results of the 3D seismic shots, this project should enter the drilling phase sometime in late 2006.

Phase III .

The Company hopes that the next stage in its development would progress upon the experience and alliances that it hopes to generate from the execution of Phase II. It is currently analyzing a number of proposals and projects with existing partners and has signed a Memorandum of Understanding with ADC which provides the Company an opportunity to negotiate a comprehensive agreement with ADC which, if consummated, would give it an opportunity to participate together with ADC in oil and gas exploration ventures in certain areas covering an aggregate of 220 square miles of Texas, Louisiana and Mississippi.

In summary, our strategy is to increase stockholder value by profitably increasing our reserves, production, cash flow and earnings using a balanced program of:

(1) investing in near term drilling opportunities on a risked managed basis;
(2) developing anomaly supported opportunities through reprocessing 3D seismic data; and
(3) developing land plays.

The following are key elements of our strategy:

Management intends to focus its short and medium term efforts on known petroleum basins within the U.S. and North America which are close to or adjacent to its current ongoing projects. Index’s short to mid term objective is to develop its oil and gas reserves to a point where the cash flow will contribute not only to the company’s overhead, but also to its capital requirements for investing in new and additional projects. Management believes that it can achieve its objective by utilizing a risk mitigated approach of investing in relatively low cost, low risk drilling opportunities. Management hopes that by taking an increased equity position in the early stages of oil exploration where early risk exposure is mitigated by the ability to divest assets and offset risk, Index could successfully position its business in oil exploration and production projects.

Index’s current focus is directed towards:

•	efficiently managing ongoing projects;
•	identifying appropriate additional gas and oil opportunities;
•	seeking to successfully enter future projects; and
•	efficiently using its business assets to raise additional capital as needed.

Industry Overview

We are operating at a time where economic conditions have dictated larger oil exploration and production companies to focus their resources within the industry in order to become more cost and income efficient. Major energy companies and large independents continue to focus their attention and resources toward the discovery and development of large fields. This has resulted in larger energy companies neglecting to focus on smaller fields and divestment of production and exploration assets worldwide, a trend which Management expects to continue. In addition, the recent economics of the oil and gas market have improved as prices have risen substantially. Management believes that these conditions provide ample opportunities for smaller independent companies to acquire and exploit oil and gas opportunities in the U.S. We expect that there will be an increased competition for such properties in the future.

Smaller early stage oil exploration and production companies, such as us, have established their focus on the acquisition of the opportunities overlooked by the larger energy firms and have maintained their focus on the divested oil, gas fields and exploration opportunities located in North America that no longer fit the portfolios of larger energy companies. The stable political and economic environment of North America coupled with extensive oil and gas distribution systems available, has contributed to the industry’s geographic focus. As such, we have built up what we believe to be a significant pipeline of potential opportunities through Management’s extensive network of industry contacts in North America.

Similarly situated companies within the industry continue to target potential partner candidates in a disciplined manner in order to target gas and oil biased plays. These companies use waterflooding, 3D seismic data reprocessing, enhanced oil recovery, gas and oil production techniques such as Alkaline-Surfactant-Polymer (ASP) technology, chemical floods, infill drilling and recompilations of existing wells to engage in production of oil and gas. Furthermore, pursuant to industry standards, such oil, gas exploration and production companies enter into “expiring” leases along with the operators who undertake the exploration and development of a particular project on behalf of the companies. If the project becomes successful, meaning that it results in development of producing wells, then the companies enter into producing leases with the operators for as long as the wells are producing.

Business Operations

Kansas, Seward North, Globe and Seward Townsite

Index’s initial project Seward (Seward North, Globe and Seward Townsite) was entered in July 2003 as a start up project aimed at a low risk, low cost oil exploration and production opportunity. This project was selected by Management to act upon its core business concept and to establish initial operations and business relationships.

Index’s Seward project consists of a 5% working interest in oil and gas leases covering approximately 8,500 acres which are located in Stafford County, Kansas. The current retained AMI area is approximately 3871 acres. Management believes that the acquisition and processing of new 3D seismic data enables the Seward project partners including Index to identify undrilled structural highs in a proven petroleum province. Index hopes that the Seward project can act as a catalyst to providing it with additional opportunities to expand within the area.

In April 2005 Seward had 14 producing wells; during the first part of the period Index participated in Curtis #1-16, (spud date April 1), RFP #1-32 (spud date April 13) and in the completion of Marvin Drach # 1-12 (spud date March 15).

Index also recently participated in a continuous 5 well drilling program which commenced in mid January 2006. The first 4 wells (Schilling #1-32, Marvin Drach #2-2, Neeland #1-32 and Witt #1-14) were drilled successfully. All of these wells have been completed as producing wells and commenced production. The final well in this series (Conner-Jackson #1-29) proved non commercial due to poor reservoir development.

Index also participated in ongoing and routine workovers on certain properties during the period.

Barton County

Index also acquired a working interest in an exploration project to the north of Seward in Barton County, Kansas. The 5% working interest in the Barton County project is in an AMI of some 4879 acres. The operator has recently acquired, approximately 6.6 square miles of new 3 Dimensional (“3D”) seismic data. This is currently being processed prior to evaluation.

Index believes that the acquisition and processing of new 3D seismic data may enable the project partners to identify undrilled structural highs in this proven petroleum province.

Both the Seward producing wells and the Barton County project are located on a structure known as the Central Kansas uplift. Since the early 1900’s, several billion barrels of oil have been produced from the Central Kansas Uplift, primarily from carbonate reservoirs of the Pennsylvanian, Lansing Group through to the Arbuckle Group of Cambro-Ordovician age.

South Texas and Louisiana

During the period Index signed Exploration and Joint Operating Agreements (the “Operating Agreements”) with Crawford Operating Company (“Crawford”) in the Gulf Coast area, to participate in 4 wells in Louisiana and Texas. Management believes that the Crawford’s extensive industry contacts and operations in Texas and Louisiana, including its relationship with a 3D seismic data reprocessor which has successfully reprocessed 3D seismic data in the Louisiana and South Texas region in the past, will enhance Index’s ability to access drilling opportunities and achieve increased oil/gas reserves and production.

Pursuant to the Operating Agreements, Index secured a right to participate in the following 4 wells: Walker #1, Vieman #1, Taffy #1 and #2. The Walker #1 well has been successfully drilled and completed, and Index has entered into an operating lease pursuant to which it holds a 12.5% working interest in such well. Management anticipates initial production of the Walker #1 well to commence in the second quarter of 2006 after the construction of a 2.5 mile gas line which would connect to the existing infrastructure.

Management expects the Vieman #1 well to be drilled near Manor Lake in South Texas. The area covering the Vieman #1 location is approximately 320 acres. This prospect is based on 3D seismic data originally shot for EOG Resources in 1997 and reprocessed by Viking.

The Taffy #1 & #2 wells are located in Matagorda County, South Texas. The area where Taffy #1 well is located consists of approximately 370 acres. This prospect is based on 3D seismic data originally shot by Shell in 1993 and recently reprocessed. Management believes that the Taffy #2 well prospect is similar to Taffy #1 well in all respects, except that it is located on a separate 345-acre property and is to be drilled to a lesser depth.

Subject to rig availability, Index expects that the Vieman #1, Taffy #1 & #2 wells will be drilled in the second quarter of 2006.

Seismic Reprocessing

On March 30, 2006, Index entered into a Seismic Reprocessing and Exploration Agreement with ADC. ADC was formed in November 2004 to take advantage of innovative technology in the exploration and production of hydrocarbons. In October 2005, ADC signed Technology Development and Operating Agreements with two partner companies to find and produce hydrocarbons onshore Gulf of Mexico utilizing new seismic data processing, interpretation and novel well construction techniques. This group currently has access to approximately 2500 square miles of existing 3D seismic data acquired in Texas, Louisiana, Mississippi and Alabama.

The Agreement enables Index to participate in the reprocessing of an area of up to 226 square miles of existing 3D land seismic data already available to ADC as a result of its industry partnerships. This seismic data covers prospective areas in the Gulf Coast U.S., throughout Texas, Louisiana and Mississippi. A unique Seismic Reprocessing method is used to improve the structural definition of hydrocarbon traps and potential reservoir characterization, enabling ADC to better identify drillable prospects from existing data.

ADC’s unique proprietary data reprocessing techniques are expected to generate drillable prospects for Index’s optional participation. ADC is also developing leading edge well completion and construction technology to which Index will have access to as a result of the Agreement.

The Agreement provides for Index participation in two phases:

Phase 1: The Agreement enables Index to participate in the reprocessing of 105 square miles of existing data in conjunction with 2 other experienced industry partners already working with ADC. The Agreement gives Index the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest.

Phase 2: As of the first quarter of fiscal year ending March 31, 2007, Index has exercised the option to participate in further 121 square miles of reprocessing on the same basis and is entitled to obtain up to a 12.5% working interest in any prospects generated.

The Agreement fulfils a fundamental principle of Index’s desired strategy to participate in early stage exploration with experienced industry partners. This is intended to result in more cost effective entry into the projects. Index's expectation is that risk will be mitigated by Index’s own risk management processes in determining the level of participation in any drillable prospects generated as a result of the Agreement. Index’s involvement directly in the application of the 3D reprocessing technology is also expected to build an intellectual value which can be applied to other petroliferous basins known to the management.

Growth

We will continue to review opportunities to acquire drilling prospects, undeveloped acreage and 3D seismic with potential for reprocessing. Initial targets will be in and around our producing and activity areas (Kansas and the Gulf Coast). We will also use our minor producing well ownerships as starting points and knowledge to make further investments.

Maintain Risk Managed Approach

We intend to maintain the risked managed approach that helped us to achieve a drilling success rate of over 80% to date. Index also intends to use advanced geological and geophysical technologies, detailed petrophysical analyses, state-of-the-art reservoir engineering and sophisticated completion and stimulation techniques to grow our reserves and production.

Endeavor to be a Low Cost Producer

We intend to continue to work to minimize our operating costs by concentrating our assets within geographic areas where we can consolidate operating control and capture operating efficiencies.

Competitive Conditions in the Business

Index is a small independent oil exploration and production company that represents less than 1% of the oil and gas industry. It faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, and obtaining goods, services and labor.  Many of its competitors have substantially greater financial and other resources.  Factors that affect Index’s ability to acquire producing properties include available funds, available information about the property and its standards established for minimum projected return on investment.  Since Index is focusing on acquiring low risk/low cost opportunities and has experience and expertise in exploiting these reserves, it believes that it can effectively compete in the market. Many of these companies explore for, produce and market oil and natural gas, carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling operations, locating and acquiring attractive producing oil and natural gas properties, and obtaining purchasers and transporters of the oil and natural gas we produce. There is also competition between producers of oil and natural gas and other industries producing alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing natural gas and oil and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

Competition

Index is a small independent oil exploration and production company that represents less than 1% of the oil and gas industry. It faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, and obtaining goods, services and labor.  Many of its competitors have substantially greater financial and other resources.  Factors that affect Index’s ability to acquire producing properties include available funds, available information about the property and its standards established for minimum projected return on investment.  Since Index is focusing on acquiring low risk/low cost opportunities and has experience and expertise in exploiting these reserves, it believes that it can effectively compete in the market.

Customers

Index sells its crude oil and natural gas production to independent purchasers.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as costs that are offset against oil and natural gas sales revenue.  In 2006, we had one independent purchaser that accounted for the purchase of approximately 91.4% of our total oil sales. In 2005, we had one independent purchaser that accounted for the purchase of 100% of our total oil sales. In 2003, 100% of the purchase of our total oil sales was to three independent purchasers for approximately 35%, 23% and 42%, respectively. We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce. We believe other purchasers are available in our areas of operations.

Seasonality of Business

Weather conditions affect the demand for, and prices of, oil and natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher in the fourth and first quarters resulting in higher natural gas prices. Conversely, oil is in greater demand in the summer months. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.

Operational Risks

Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that we will discover or acquire additional oil and gas in commercial quantities. Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances that may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property may occur. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities. We are not aware of any of these instances that have occurred to date that need to be accrued for. As is common in the oil and gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see“Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Governmental Regulation

Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for failure to comply. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we operate also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

Thus, the Company’s operations are subject to extensive and continually changing regulation affecting the oil and natural gas industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability. The Company does not believe that we are affected in a significantly different manner by these regulations than are its competitors.

Transportation and Sale of Natural Gas

Even though Index currently focuses on crude oil production, management believes that natural gas sales could contribute a substantial part to its total sales. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal wellhead price controls on all domestic natural gas were terminated on January 1, 1992 and none of Index’s natural gas sales prices are currently subject to FERC regulation. Index cannot predict the impact of future government regulation on any natural gas operations.

Regulation of Production

The production of crude oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Texas, Louisiana and Kansas, the states in which Index owns properties, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing of wells, and the plugging and abandonment of wells and removal of related production equipment. Texas, Louisiana and Kansas also restrict production to the market demand for crude oil and natural gas. These regulations can limit the amount of oil and natural gas Index can produce from its wells, limit the number of wells, or limit the locations at which it can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations

Index’s operations are subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, require acquisition of a permit before drilling or development commences, restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with development and production activities, and limit or prohibit construction or drilling activities in certain ecologically sensitive and other protected areas.  Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. Index’s business and prospects could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts its development and production activities or imposes environmental protection requirements that result in increased costs to it or the oil and natural gas industry in general.

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior and various other federal, state, and local environmental, zoning, health and safety agencies, to evaluate major agency actions having the potential to significantly impact the environment human, animal and plant health, and affect our operations and costs. In recent years, environmental regulations have taken a cradle to grave approach to waste management, regulating and creating liabilities for the waste at its inception to final disposition. Our oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls and situs controls affecting wetlands, coastal operations and antiquities.

In the course of evaluations, an agency will have an “Environmental Assessment (EA) prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement (“EIS”) that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

In addition, environmental programs typically regulate the permitting, construction and operations of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Once operational, enforcement measures can include significant civil penalties for regulatory violations regardless of intent. Under appropriate circumstances, an administrative agency can request a cease and desist order to terminate operations.

Index conducts its development and production activities to comply with all applicable environmental regulations, permits and lease conditions, and it monitors subcontractors for environment compliance. While Index believes its operations conform to those conditions, it remains at risk for inadvertent noncompliance, conditions beyond its control and undetected conditions resulting from activities by prior owners or operators of properties in which it owns interests.  Pursuant to industry customs, a project’s operator obtains insurance policy coverage for the each of the partner’s in a particular project. The operator for Index’s Seward project site in Kansas has obtained a policy of insurance on behalf of Index’s subsidiary, the partner in this project (the “Seward Insurance Policy”). The Seward Insurance Policy provides for $1,000,000 general commercial liability coverage. This policy also provides for $2,000,000 coverage for general aggregate and products liability. Furthermore, the operator has secured “hired and non-owned” commercial automobile liability coverage with a limit of $1,000,000 and $1,000,000 coverage for workers compensation and employer’s liability insurance.

Crawford, the operator for Index’s Walker I and Vieman I wells located in Louisiana and South Texas, has obtained a policy of insurance on behalf of Index’s subsidiary, the partner in these projects (the “Crawford Policy”). The Crawford Policy provides for $1,000,000 general commercial liability coverage. This policy also provides for $2,000,000 coverage for general aggregate and 1,000,000 coverage for products liability. Furthermore, Crawford has secured “hired and non-owned” commercial automobile liability coverage with a limit of $1,000,000 and $1,000,000 coverage for workers compensation and employer’s liability insurance. Furthermore, the Crawford Policy provides “umbrella liability” coverage per occurrence in amount of $10,000,000.

Occupational Safety Regulations

Index is subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of its wells are drilled by independent subcontractors under its “footage” or “day rate” drilling contracts, Index has adopted environmental and safety policies and procedures designed to protect the safety of its own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of its drill sites and producing wells by members of its operations staff or consultants and internal assessments of its compliance procedures. Index considers the cost of compliance a manageable and necessary part of our business.

Federal, State or Native American Leases

Index’s operations on federal, state or Native American oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, affect oil and natural gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration and production wastes as “hazardous wastes”.

We believe that we are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws.

We are also subject to federal and state Hazard Communications and Community Right to Know statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances. We believe we are in compliance with these requirements in all material respects.

We may be required in the future to make substantial outlays to comply with environmental laws and regulations. The additional changes in operating procedures and expenditures required to comply with future laws dealing with the protection of the environment cannot be predicted.

Employees

As of March 31 2006, Index‘s subsidiary, Index Ltd., had full time employment agreements with Mr. Andy Boetius and Mr. Lyndon West, its 2 executive directors, a part time employment agreement with Mr. Daniel Murphy, its chairman of the board, letter agreements with Mr. David Jenkins and Mr. Michael Scrutton, its 2 non-executive directors and one part time employee at one of Index Oil’s subsidiaries. Pursuant to these contracts, the aforementioned directors provide services to Index Oil & Gas Inc. As of June 30, 2006, Mr. Murphy has entered into a full time employment agreement with Index Ltd. on substantially the same terms as the full time employment agreements entered into by and between Index and Mr. West and Mr. Boetius.

Index also contracts for the services of independent consultants involved in petroleum engineering, land, regulatory accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

Risks related to our financial results

Index is at an early stage of development and has a limited operating history.

Index’s subsidiary, Index Ltd., through which it primarily conducts its operations, was formed in 2003 operating as a private company formed under the laws of the United Kingdom. As such, it has a limited operating history upon which you can base an evaluation of its business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties Index is subject to. You should consider an investment in Index in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, Index must do the following:

▪	Successfully execute its business strategy;

▪	Continue to develop its oil exploration and production assets;

▪	Respond to competitive developments; and

▪	Attract, integrate, retain and motivate qualified personnel.

Index may be unable to accomplish one or more of these objectives, which could cause its business to suffer. In addition, accomplishing one or more of these objectives might be very expensive, which could harm its financial results.

Index has incurred significant losses since inception and anticipates that it will continue to incur losses for the foreseeable future.

As of March 31, 2006, Index had incurred a financial loss after taxation of approximately $2.6 million. Index plans to significantly increase its corporate expenses and general overhead. Management believes that its business proposition will be appealing to the oil exploration and development community. There is no assurance, however, that Index will be able to successfully achieve an increase in production and reserves at its existing properties or future acquisitions, so as to operate in a profitable manner. If the business of oil and gas well exploration and development slows, and commodity prices notably decline, its margins and profitability will suffer. Index is unable to predict whether its operating results will be profitable.

Management believes that long-term profitability and growth will depend on its ability to:

•	Develop the reputation of Index as a successful oil and gas exploration and production company;

•	Successfully identify and exploit appropriate opportunities;

•	Develop viable strategic alliances; and

•	Maintain sufficient volume of successful new oil and gas opportunities.

Index will need to raise substantial additional capital to fund its operations, and its failure to obtain funding when needed may force it to delay, reduce or eliminate its products and services.

Index’s operations have consumed a substantial amount of cash since inception. Index expects to continue to spend substantial amounts to:

•	identify and exploit oil and gas opportunities;

•	maintain and increase the company’s human resource including full time and consultant resources;

•	evaluate drilling opportunities; and

•	evaluate future projects and areas for long term development.

Index expects that its cash requirement for operations (Capex) will increase significantly over the next several years. Index will be required to raise additional capital to meet anticipated needs. Index’s future funding requirements will depend on many factors, including, but not limited to:

•	success of ongoing operations;

•	forward commodity prices; and

•	operating costs (including human resource costs).

To date, Index’s sources of cash have been primarily limited to the sale of equity securities. Index cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Index raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Index’s ability to conduct its business. If Index is unable to raise additional capital, when required, or on acceptable terms, it may have to significantly delay, scale back or discontinue its products and services.

Index may be unable to effectively maintain its oil and gas exploration business.

Timely, effective and successful oil exploration and production is essential to maintaining Index’s reputation as a developing oil exploration company. Lack of opportunities or success may significantly affect Index’s viability. The principal components of Index’s operating costs include salaries paid to corporate staff, costs of retention of qualified independent engineers and geologists, annual system maintenance and rental costs, insurance, transportation costs and substantial equipment and machinery costs. Because the majority of these expenses are fixed, a reduction in the number of successful oil exploration projects, failures in discovery of new opportunities or termination of ongoing projects will result in lower revenues and margins. Prior success in exploration or production of oil wells does not guarantee future success in similar ventures; thus, its revenues could decline and its ability to effectively engage in oil recovery business would be harmed.

Risks Related to Index’s Business

Index may be unable to renew or maintain its contracts with independent purchasers, which would harm its business and financial results.

Upon expiration of its independent purchasers’ contracts, Index is subject to the risk that the oil and natural gas purchasers will cease buying Index’s oil and gas production output. It is not always possible to immediately obtain replacement oil and gas purchasers as the industry is extremely competitive. If these contracts are not renewed, it could result in a significant negative impact on Index’s business.

Management believes that long-term profitability and growth will depend on its ability to:

•	Develop the reputation of Index as a successful oil and gas exploration and production company;

Index may be subject to liability risks, which could be costly and negatively impact its business and financial results.

Index may be subject to liability claims. There are currently many known hazards associated with the exploration, discovery and delivery of natural gas and oil. Other significant hazards may be discovered in the future. To protect against possible liability, Index and its purchasers maintain liability insurance with coverage that they believe is consistent with industry practice and appropriate in light of the risks attendant to its business. However, if Index and its purchasers are unable to maintain insurance in the future at an acceptable cost or at all, or if its insurance does not fully cover it and a successful claim was made against Index and/or its purchasers, Index could be exposed to liability. Any claim made against Index not fully covered by insurance could be costly to defend against, result in a substantial damage award against Index and divert the attention of management from Index’s operations, which could have an adverse effect on its financial performance.

Loss of key executives and failure to attract qualified managers, technologists, independent engineers and geologists could limit Index’s growth and negatively impact its operations.

Index depends upon its management team to a substantial extent. In particular, Index depends upon Mr. Lyndon West, its Chief Executive Officer, Mr. Daniel Murphy, its Chairman of the Board of Directors and Mr. Andrew Boetius, its Chief Financial Officer, for their skills, experience, and knowledge of the company and industry contacts. Currently, Index has employment or consulting agreements with all of its directors who are: Lyndon West, Daniel Murphy, David Jenkins, Michael Scrutton and Andrew Boetius. The loss of any of these executives, or other members of Index’s management team, could have a material adverse effect on its business, results of operations or financial condition.

As Index grows, it will increasingly require field managers with experience in its industry and skilled engineers, geologists and technologists to operate its diagnostic, seismic and 3D equipment. It is impossible to predict the availability of qualified managers, technologists, skilled engineers and geologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are particularly necessary to operate systems similar to the ones that Index operates Index may not be able to hire and retain a sufficient number of technologists, engineers and geologists and it may be required to pay bonuses and higher independent contractor rates to its technologists, engineers and geologists which would increase its expenses. The loss of the services of any member of its senior management or Index’s inability to hire qualified managers, technologists, skilled engineers and geologists at economically reasonable compensation levels could adversely affect Index’s ability to operate and grow its business.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Index’s operations are directly or indirectly subject to extensive and continually changing regulation affecting the oil and natural gas industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability. Index does not believe that we are affected in a significantly different manner by these regulations than are its competitors.

If Index’s operations are found to be in violation of any of the laws and regulations to which it is subject, it may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations. Any penalties, damages, fines or curtailment of Index’s operations, individually or in the aggregate, could adversely affect its ability to operate its business and its financial results. The risk of Index being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against Index for violation of these laws or regulations, even if it successfully defends against it, could cause Index to incur significant legal expenses and divert management’s attention from the operation of its business.

Index may experience competition from other oil and gas exploration and production companies and this competition could adversely affect Index’s revenues and its business.

The market for oil and gas recovery projects is generally highly competitive. Index’s ability to compete depends on many factors, many of which are outside of its control. These factors include: timing and market acceptance, introduction of competitive technologies, price and purchaser’s interest in acquiring Index’s oil and natural gas output.

Many existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, substantial track records, and significantly greater financial, technical and technological resources than Index. This may allow them to devote greater resources to the development and promotion of their oil and gas exploration and production projects. Many of these competitors offer a wider range of oil and gas opportunities not available to Index and may attract business partners consequently resulting in a decrease of Index’s business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential purchasers, and partners. Furthermore, competitors may develop technology and oil and gas exploration strategies that are equal or superior to Index’s and achieve greater market recognition. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of our target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Other companies that are primarily focused on offering competitive products are Exxon/Mobil, Shell and Yukos and numerous other large oil and gas recovery companies.

There can be no assurance that Index will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on Index’s business, results of operations and financial condition.

If Index is unable to protect its intellectual property effectively, it may be unable to prevent third parties from using its technologies and methods, which would impair its competitive advantage.

Index does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against Index with respect to its current or future technologies or that any such assertion will not require it to enter into a license agreement or royalty arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of Index’s management and have an adverse effect on its business, financial condition and results of operations.

Others may claim in the future that Index has infringed their past, current or future technologies. Index expects that participants in its markets increasingly will be subject to infringement claims as the number of competitors grows. Any claim like this, whether meritorious or not, could be time-consuming, and result in costly litigation and possibly result in agreements covering intellectual property secrets and technologies. These agreements might not be available on acceptable terms or at all. As a result, any claim like this could harm Index’s business.

Index regards the protection of its copyrights, service marks, trademarks, and trade secrets as critical to its success. Index relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights in products and services. When applicable, it will enter into confidentiality and invention assignment agreements with employees and contractors, and nondisclosure agreements with parties it conducts business with in order to limit access to and disclosure of its proprietary information. These contractual arrangements and the other steps taken to protect its intellectual property may not prevent misappropriation of its technology or deter independent third-party development of similar technologies. Index intends to pursue the registration of trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which its services are made available.

Index will need to increase the size of its organization, and may experience difficulties in managing growth.

Index is a small company with minimal employees as of March 31, 2006. Index expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Index’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we will be able to borrow under our senior revolving credit facility will be subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and gas have increased significantly and been more volatile over the past twelve months. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

•	the domestic and foreign supply of oil and gas;

•	the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

•	political instability, armed conflict or terrorist attacks, whether or not in oil or gas producing regions;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China;

•	labor unrest in oil and gas producing regions;

•	weather conditions, including hurricanes and other natural disasters;

•	the price and availability of alternative fuels;

•	the price of foreign imports;

•	worldwide economic conditions; and

•	the availability of liquid natural gas imports.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas and our ability to raise capital.

Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our recent growth is due significantly to acquisitions of producing properties and undeveloped leaseholds. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Estimates of oil and gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

This report on Form 10-K contains estimates of our proved oil and gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make capital expenditures to develop our reserves. Although we have prepared estimates of these oil and gas reserves and the costs associated with development of these reserves in accordance with SEC regulations, we cannot assure you that the estimated costs or estimated reserves are accurate, that development will occur as scheduled or that the actual results will be as estimated.

Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.

We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are dependent upon the current and future market prices for oil and gas, costs associated with producing oil and gas and our ability to add reserves at an acceptable cost. We rely to a significant extent on 3D seismic data and other advanced technologies in identifying leasehold acreage prospects and in conducting our exploration activities. The 3D seismic data and other technologies we use do not allow us to know conclusively prior to acquisition of leasehold acreage or drilling a well whether oil or gas is present or may be produced economically. The use of 3D seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies.

In addition, we may not be successful in implementing our business strategy of controlling and reducing our drilling and production costs in order to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions, including hurricanes or other natural disasters;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in Kansas, Texas and Louisiana, we could be materially and adversely affected because our operations and properties are concentrated in those areas.

The marketability of our oil and gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could result in a curtailment of production and revenues.

The marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Pursuant to interruptible or short term transportation agreements, we generally deliver gas through gathering systems and pipelines that we do not own. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities becomes unavailable, we would be required to find a suitable alternative to transport and process the gas, which could increase our costs and reduce the revenues we might obtain from the sale of the gas.

We are dependent on the skill, ability and decisions of third party operators.

We do not operate any of our properties. The success of the drilling, development and production of the oil and gas properties are dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

Our oil and gas activities are subject to various risks which are beyond our control.

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:

•	human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

•	blowouts, fires, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

•	unavailability of materials and equipment;

•	engineering and construction delays;

•	unanticipated transportation costs and delays;

•	unfavorable weather conditions;

•	hazards resulting from unusual or unexpected geological or environmental conditions;

•	environmental regulations and requirements;

•	accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

•	changes in laws and regulations, including laws and regulations applicable to oil and gas activities or markets for the oil and gas produced;

•	fluctuations in supply and demand for oil and gas causing variations of the prices we receive for our oil and gas production; and

•	the internal and political decisions of OPEC and oil and natural gas producing nations and their impact upon oil and gas prices.

As a result of these risks, expenditures, quantities and rates of production, revenues and cash operating costs may be materially adversely affected and may differ materially from those anticipated by us.

Governmental and environmental regulations could adversely affect our business.

Our business is subject to federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and gas and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste, unitization and pooling of properties and other matters. These laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and gas wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Our operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which we have or expect to have oil and gas operations. We could incur liability to governments or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, including responsibility for remedial costs.

We could potentially discharge these materials into the environment in any of the following ways:

•	from a well or drilling equipment at a drill site;

•	from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil and gas wells resulting from accidents during normal operations; and

•	blowouts, hurricanes, cratering and explosions.

Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that may have been operated in the past by others and are currently operated by others, we may be liable for environmental damage caused by those operators.

We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and gas activities.

We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

•	personal injury;

•	bodily injury;

•	third party property damage;

•	medical expenses;

•	legal defense costs;

•	pollution in some cases;

•	well blowouts in some cases; and

•	workers compensation.

There can be no assurance that this insurance coverage will be sufficient to cover every claim made against us in the future. A loss in connection with our oil and natural gas properties could have a materially adverse effect on our financial position and results of operation to the extent that the insurance coverage provided under our policies cover only a portion of any such loss.

Title to the properties in which we have an interest may be impaired by title defects.

Our operators generally obtain title opinions on significant properties that we have working interests in. However, there is no assurance that we will not suffer a monetary loss from title defects or failure. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The following risks relate principally to the Company’s common stock and its market value

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IXOG.OB" since December 16, 2005. There is a limited trading market for our common stock. For example, approximately more than one-third of the trading days during May of 2006 saw trading in our stock of less than 20,000 shares per day. During that same period, the smallest number of shares trade in one day was 2,305 and the largest number of shares traded in one day was 382,500. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The market price of the Company’s common stock may be adversely affected by several factors.

The market price of the Company’s common stock could fluctuate significantly in response to various factors and events, including:

•   the Company’s ability to execute its business plan;
•   operating results below expectations;
•   loss of any strategic relationship;
•   industry developments;
•   economic and other external factors; and
•   period-to-period fluctuations in its financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company does not expect to pay dividends in the future. Any return on investment may be limited to the value of the Company’s stock.

The Company does not anticipate paying cash dividends on its stock in the foreseeable future. The payment of dividends on the Company’s stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If the Company does not pay dividends, its stock may be less valuable because a return on your investment will only occur if the Company’s stock price appreciates.

A sale of a substantial number of shares of the Company’s common stock may cause the price of its common stock to decline.

If the Company’s stockholders sell substantial amounts of the Company’s common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

The exercise of our outstanding warrants and options may depress our stock price

We currently have 5,670,202 warrants and options to purchase shares of our common stock outstanding. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. See “Description of Capital Stock - Warrants” on page 24.

We may need to increase our authorized Common Stock which could lead to dilution of the ownership interest of investors.

We require substantial working capital to fund our business. We currently have authorized 75,000,000 shares of Common Stock. In order to raise additional funds through the issuance of equity, equity-related or convertible debt securities, we may need to increase our authorized common stock, the additional issuances of which could lead the holders of our common stock to experience additional dilution.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

We did not properly comply with Federal securities laws in obtaining stockholders’ consent for the increase of our authorized common stock.

As our Common Stock is a security registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we must solicit proxies or obtain consent or authorizations by or on behalf of our management from the holders of record of our Common Stock in accordance with the rules and regulations of the Exchange Act, including those prescribed in Section 14. On November 25, 2005, prior management of the Company obtained the approval of the majority of stockholders of the Company authorizing it to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 (the “Increase”). In doing so, the Company complied with Sections 78.207 and 78.209 of the Revised Statutes of the State of Nevada; however, the management failed to comply with applicable Federal securities laws set forth above. Thus we must obtain a ratification of the Increase (the “Ratification”) from our current stockholders via obtaining the consent of the majority of our current stockholders as of a certain record date, by filing a proxy statement on Schedule 14(a) and obtaining such Ratification.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal Executive Offices

Index holds an arrangement to rent its main office comprising of 300 square feet which is located at 10,000 Memorial Drive, Suite 440, Houston, Texas 77024. For the months of November and December of 2005 and January 2006, the cost was $1,500 per month. Starting February 2006, rental payments increased to $2,000 and will be due on a month-to-month basis

We believe that we have satisfactory title to the properties in which we own an interest and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future.

Oil and Gas Reserves

The March 31, 2006 proved reserve estimates presented in this document were prepared by Ancell Energy Consulting, Inc. (“Ancell”). The estimates of quantities of proved reserves below were made in accordance with the definitions contained in SEC Regulation S-X, Rule 4-10(a). For additional information regarding estimates of proved reserves, the preparation of such estimates by Ancell and other information about our oil and gas reserves, see Item 8. Consolidated Financial Statements and Supplementary Data, Supplemental Oil and Gas Information . Our reserves are sensitive to commodity prices and their effect on economic producing rates. Our estimated proved reserves are based on oil and gas spot market prices in effect for the periods presented in this report on the last trading day of March 2006, 2005 and 2004, respectively. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Therefore, the reserve information in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced.

At March 31, 2006, our estimated total proved oil and gas reserves were approximately 59.471 Mboe, consisting of 35.401 thousand barrels of oil (MBbls) and 144.421 million cubic feet (Mcf) of natural gas. Approximately 30.518 Mboe or 51.3% of our proved reserves were classified as proved developed. We focus on maintaining a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix provides a diversified cash flow foundation to fund our development and exploration drilling program.

The following table presents certain information as of March 31, 2006 and for our reserves and properties all located onshore in the United States. Shut-in wells currently not capable of production are excluded from the producing well information.

			South
In Mboe:	Kansas	Louisiana	Texas	Total
Proved Reserves at Year End
Developed	18.436	12.082	-	30.518
Undeveloped	6.459	-	22.494	28.953

Total	24.895	12.082	22.494	59.471

Gross Wells (1)	23.0000	1.0000	1.0000	25.0000
Net Wells (1)	1.1500	0.1250	0.1250	1.4000

(1)
The term net as used throughout this document refers to amounts that include only acreage or production that is owned by the Company and produced to its interest, less royalties and production due to others. Gross Wells represents the Operators working interest and Net Wells represents our working interest share of each well.

The oil reserves shown include crude oil and condensate. Oil volumes are expressed in barrels (Bbl) or thousands barrels (MBbl); a barrel is equivalent to 42 United States gallons. Gas volumes are expressed in thousands of standard cubic feet (Mcf) at the contract temperature and pressure bases. The term Mboe which is defined as thousand of barrels of equivalent oil is also used and is calculated by converting gas volumes to oil volumes at the ratio of 6:1.

The estimated reserves and future revenue shown in this report are for proved developed producing, proved developed non-producing, and proved undeveloped reserves. In accordance with SEC guidelines, our estimates do not include any probable or possible reserves, which may exist for these properties. This report does not include any value, which could be attributed to interests in undeveloped acreage beyond those tracts for which undeveloped reserves have been estimated.

This table above is for properties located in Seward (Kansas), Walker #1 (Louisiana), Vieman #1 (Texas).

Future gross revenue to Index interest is prior to deducting state production taxes and ad valorem taxes. Future net revenue is after deducting these taxes, future capital costs, and operating expenses but before consideration of federal income taxes; future net revenue for those properties, after deducting abandonment costs. In accordance with SEC guidelines, the future net revenue has been discounted at an annual rate of 10 percent to determine its “present worth.” The present worth is shown to indicate the effect of time on the value of money and should not be construed as being the fair market value of the properties.

Oil prices used in this report are based on the March 31, 2006 oil price received of $59.64 per barrel. Gas prices used in this report are based on a March 31, 2006 NYMEX spot market price of $7.21 per MMBTU, adjusted by lease for energy content, transportation fees, and regional price differentials. Oil and gas prices are held constant in accordance with SEC guidelines.

Lease and well operating costs are based on operating expense records of Index. For non-operated properties, these costs include the per-well overhead expenses allowed under joint operating agreements along with costs estimated to be incurred at and below the district and field levels. As requested, lease and well operating costs for the operated properties include only direct lease and field level costs. For all properties, headquarters general and administrative overhead expenses of Index are not included. Lease and well operating costs are held constant in accordance with SEC guidelines. Capital costs are included as required for workovers, new development wells, and production equipment.

Productive Wells and Acreage

As of March 31, 2006, we had 25 gross productive wells (1.4 net productive wells).  Our oil wells totaled 25 gross productive wells (1.4 net productive wells) and our gas wells totaled 0 gross and net productive wells.

Acreage

We own interest in developed and undeveloped oil and gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and gas leases or licenses that have varying terms. The following table presents a summary of our acreage interests as of March 31, 2006:

	Developed Acreage(1)		Undeveloped Acreage(1)		Total Acreage(1)
State	Gross	Net	Gross	Net	Gross	Net
Kansas	3,550.88	171.58	4878.80	40.75	8,429.68	212.33
Louisiana	350.00	31.99	-	-	350.00	31.99
Texas	-	-	1,035.00	78.51	1,035.00	78.51

Total Acreage	3,900.88	203.57	5,913.80	119.25	9,814.68	322.83

(1)	The term Gross Acres represents the Operators interest in acreage and Net Acreage represents acreage to our interest, less royalties and production due to others for each well.

The following is the expiration of the undeveloped acreage by year of expiration:
	2006		2007		2008		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Undeveloped Acreage	1,322.00	11.10	4,511.80	107.48	80.00	0.67	-	-

We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the SEC. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of evaluated oil and gas properties are subject to a full cost ceiling test.

Capitalized costs of our evaluated and unevaluated properties at March 31, 2006, 2005 and 2004 are summarized as follows:

	March 31,
	2006	2005	2004
Capitalized costs:
Evaluated properties	$722,056	$334,080	$148,691
Unevaluated properties	356,729	76,529	189,777

	1,078,785	410,609	338,468

Less accumulated depreciation and depletion	127,586	62,275	26,121

	$951,199	$348,334	$312,347

Production

Our oil and gas production volumes and average sales price for the twelve months ended March 31, 2006, 2005 and 2004, respectively, are as follows:

		Years Ended March 31,
		2006		2005		2004
Gas production (Mcf)		-		-		-
Oil production (MBbl)		3.42		2.07		1.21
Equivalent production (Mboe)		3.42		2.07		1.21

Average price per unit:
Gas (per Mcf)		$-		$-		$-
Oil (per Bbl)		$55.89		$42.64		$30.49
Equivalent (per boe)		$55.89		$42.64		$30.49
Average net realized price	$		$		$

The Company has not entered into any derivative contracts for any purpose from the period of inception through March 31, 2006

Drilling Activity

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended March 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Gross Exploratory Wells:
Productive (1)	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Exploratory	-	-	-	-	-	-

Gross Development Wells:
Productive (1)	19.00	0.75	11.00	0.55	8.00	0.40
Dry	1.00	-	-	-	-	-

Total Development	20.00	0.75	11.00	0.55	8.00	0.40

Total Gross Wells:
Productive (1)	19.00	0.75	11.00	0.55	8.00	0.40
Dry	1.00	-	-	-	-	-

Total	20.00	0.75	11.00	0.55	8.00	.40

(1)
Although a well may be classified as productive upon completion, future production may deem the well to be uneconomical, particularly exploratory wells where there is no production history. The term net as used throughout this document refers for Gross Wells represents the Operators working interest and Net Wells represents our working interest share of each well.

Present Activities

We intend to implement the capital expenditures program as detailed in “Item 7 - Management’s Discussion and Analysis of Plan of Operation”

Delivery Commitments

At March 31, 2006, we had no delivery commitments with our purchasers.

Item 3. Legal Proceedings

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol IXOG.OB since December 16, 2005.

The following sets forth the range of the closing bid prices for the Company's Common Stock for the period starting December 16, 2005 through June 23, 2006. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

2006 Fiscal Year	High Close	Low Close
Third Quarter, 2006	-	-
Fourth Quarter, 2006	$1.66	$0.97

2007 Fiscal Year
First Quarter, 2006	$1.65*	$1.30*
*As of July 6, 2006

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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of stockholders to sell their shares.

Holders

As of July 6, 2006, the approximate number of stockholders of record of the Common Stock of the Company was 215.

Dividends

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

Securities authorized for issuance under equity compensation plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as January 20, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	-0-	$ -0-	-0-

Equity compensation plans not approved by security holders	4,577,526	0.35	647,474

Total	4,577,526	0.35	647,474

Recent Sales of Unregistered Securities

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

In addition, on January 20, 2006, the Company issued an aggregate of 22,615,552 shares of common stock of the Company and 1,092,676 warrants to subscribe for Common Stock of the Company as consideration for the acquisition of Index Ltd.’s outstanding equity stock and warrants from the Index Ltd.’s Stockholders. As part of the Acquisition, an additional 759,448 shares of Common Stock were reserved for issuance by the Company.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

The following table presents selected historical financial data derived from our consolidated financial statements. The following data is only a summary and should be read with our historical consolidated financial statements and related notes contained in this document.

	Year ended March 31,
	2006	2005	2004	2003
Income Statement Data:

Oil and gas sales	$191,114	$88,176	$36,989	$-
Loss from operations	$(1,618,511)	$(416,348)	$(440,846)	$(2,713)
Net loss	$1,690,806	$(422,027)	$(454,419)	$(2,713)

Loss per share:
Basic and assuming dilution	$(0.08)	$(0.04)	$(0.06)	$(0.00)

Balance sheet data:
Working (deficit) capital	$4,958,333	$(264,979)	$(36,905)	$101,689
Total assets	$6,516,287	$415,562	$595,532	$320,880
Total long-term debt	$-	$-	$-	$-
Stockholders’ equity	$5,885,959	$75,240	$275,362	$101,689

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, the timing of acquisitions, product demand, market competition, interruption in production, and the success of waterflooding and enhanced oil recovery techniques.

You should read the following discussion and analysis in conjunction with the consolidated financial statements of Index Oil & Gas, Inc. and subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

Overview

Index Oil & Gas, Inc. (“Index” or “the Company”) is an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai then acquired a wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately-held Malaysian company (“the Subsidiary”), from an officer and director of Thai. The Subsidiary commenced operations as a restaurant operator in June 2004, but subsequently ceased operations in the fourth quarter of 2005. The Subsidiary then sold a portion of its surplus assets, leaving it with no significant assets. In November 2005, a Letter of Intent Agreement was entered into for the proposed acquisition (“the Letter of Intent”) of all outstanding shares of the Index Ltd.’s equity stock by the Company. Subsequently, Thai changed its name from Thai One On Inc. to Index Oil & Gas, Inc. Index had a total of 75,000,000 authorized shares with a par value of $0.001 per share and 33,220,000 shares issued and outstanding as of December 31, 2005. In approximately mid January, 2006, Thai retired 10,128,333 shares of stock leaving 23,091,667 shares outstanding at January 20, 2006. Index’s year end for accounting purposes was December 31, 2005.

On January 20, 2006, the stockholders of Index Oil & Gas Limited ("Index Ltd.") entered into Acquisition and Share Exchange Agreements. As a result of the acquisition, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, the Company is deemed to be the acquiring entity. The transaction will be accounted for as a recapitalization of the Company (reverse acquisition).

Effective with the Agreement, all previously outstanding common stock owned by the Company’s stockholders were exchanged for an aggregate of 23,375,000 shares of Index common stock, $0.001 par value (“the Common Stock”) of which 759,448 shares of Common Stock were reserved for issuance by the Company and 1,092,676 warrants to purchase shares of Common Stock of Index. The value of the stock that was issued was the historical cost of Index's net tangible assets of $1,578 which did not differ materially from their fair value.

Index Ltd. was incorporated on February 21, 2003 in the United Kingdom. The Company invested in a 5% working interest in oil and gas leases covering approximately 8,500 acres located in Stafford County, Kansas (“Kansas properties”) in July 2003. In August 2003, Index Oil & Gas USA, LLC (“Index USA”) was formed and the Kansas properties were transferred into this wholly owned subsidiary. The Company is participating in an ongoing drilling program on these properties. Additionally, Index Investments North America Inc. (“Index Investments”) and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments, were both formed in July 2004 for future potential investments in the United States. The Company comprises a United Kingdom holding company, which provides management services and United States operating subsidiaries, which are engaged in the exploration for, development, production and sale of oil and natural gas. We have increased our proved reserves and production principally through acquisitions in conjunction with an active drilling program. The Company does not currently operate any of its properties and sells its oil production to domestic crude oil purchasers.

On January 20, 2006 the entire issued share capital of Index Ltd. was acquired by Index Oil and Gas Inc. (“Index”), together with the raising of $5,120,000 of new equity capital for investment in oil and gas projects developed by the Company and for operating and working capital purposes.

At March 31, 2006, our estimated total proved oil and gas reserves were approximately 59.471 Mboe, consisting of 35.401 thousand barrels of oil (MBbls) and 144.421 million cubic feet (Mcf) of natural gas. Approximately 30.518 Mboe or 51.3% of our proved reserves were classified as proved developed. We focus on maintaining a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix provides a diversified cash flow foundation to fund our development and exploration drilling program.

Our financial results depend upon many factors, particularly the price of oil and gas and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success.

Recent Developments

We have recently completed the following transactions:

Gulf Coast

In the fourth quarter of 2006 fiscal year, the Company entered into the following agreements: (1) a Seismic Reprocessing and Exploration Agreement with ADC Petroleum, L.P. (“ADC”) covering prospective areas in the US Gulf Coast. The Agreement enables Index Inc to participate in the reprocessing of an area of up to 226 square miles of existing 3D land seismic data already available to ADC as a result of its participation in an agreement signed between ADC and two of its other industry partners (the "ADC Agreement"). This seismic data covers prospective areas in the Gulf Coast U.S., throughout Texas, Louisiana and Mississippi. The ADC Agreement sets forth the rights of the parties in their joint participation of generating drilling prospects from such reprocessed data and allows the parties to jointly exploit the prospects generated.

Under the terms of the ADC Agreement, the Agreement provides for Index's participation in two phases. Index has the right to inform ADC of its election to participate in a particular project no later then the date of (i) 5 days before the meeting date of the Operations Committee composed of the parties to the ADC Agreement (the "Committee") at which the Committee reviews the summary report for a particular project, or (ii) the date which is 15 days after ADC informs Index of the Committee's decision to designate a project as final for participation purposes.

Phase 1 of the Agreement enables Index to participate in the reprocessing of 105 square miles of existing data in conjunction with the aforementioned experienced industry partners already working with ADC. In addition, the Agreement gives Index the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest ("WI"). If Index elects to participate in a project to an extent less than an undivided 18% WI, the portion not taken up by Index shall revert to ADC which will then be free either to dispose of or participate in such WI for its own account. In return for the foregoing, Index agrees to bear its Phase I share of all costs incurred with respect to prospects generated during Phase I and with respect to which Index agrees to participate in the exploration and exploitation of. In addition, with respect to all prospects in which Index elects to participate, Index shall bear on behalf of ADC a portion of ADC's costs resulting from ADC's participation in the exploration of the same prospect ("ADC Share"). Such costs shall include lease acquisition costs, drilling and completion costs and the cost of any production facilities.

Pursuant to Phase 2 of the Agreement, Index has exercised the option to participate in further 121 square miles of reprocessing on the same basis as Phase 1 and is entitled to obtain a 12.5% WI in any prospects generated. If Index elects to participate in a Prospect to an extent less than an undivided 12.5% WI, the portion not taken up by Index shall revert to ADC which will then be free either to dispose of or participate in such WI for its own account. In return for the foregoing, Index shall bear its Phase II WI share of all costs incurred with respect to Prospects generated during Phase II and with respect to which Index agrees to participate in the exploration and exploitation. In addition, with respect to all prospects of Phase II in which Index elects to participate, Index shall bear on behalf of ADC a portion of ADC Share. Such costs shall include lease acquisition costs, drilling and completion costs and the cost of any production facilities.

Kansas

(2) An agreement to acquire a 5% WI in an exploration project in Barton County, Kansas. The 5% working interest in the Barton County project is in an Area of Mutual Interest covering approximately 4879 acres. The operator engaged in the exploration and drilling of this project, has recently acquired, through a geophysical contractor, approximately 6.6 square miles of new 3D seismic data. This is currently being processed prior to evaluation.

We believe the properties present a significant, multi-year development opportunity primarily in the Lansing and Arbuckle formations at depths of 3,800 to 4,000 feet. Successful wells in these fields generally produce for more than 25 years and have low operating costs. Our 2006-2007 capital budget of $515,600 related to proven but not producing reserves includes approximately $514,500 for anticipated capital expenditures related to costs on proved undeveloped properties. See the Contractual obligations section of Item 7“ Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

RESULTS OF OPERATIONS

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

We had a net loss of $1,690,806 for the fiscal year ended March 31, 2006 compared to a net loss of $422,027 for the fiscal year ended March 31, 2005, primarily resulting from approximately $1.0 million of compensation expense related to the issuance of options under the Employee Stock Option Plan at fair market value, as per SFAS 123-R. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal years ended March 31, 2006 and 2005.

	Years Ended March 31,		Increase
	2006	2005	(Decrease)

Oil and gas sales	$191,114	$88,176	$102,938
Production expenses:
Lease operating	33,859	19,897	13,962
Taxes other than income	8,094	3,687	4,407
General and administrative:
General and administrative	702,278	442,645	259,633
Stock-based compensation	1,043,823	-	1,043,823
Depletion — Full cost	65,311	36,155	29,156
Depreciation — Other	6,260	2,140	4,120
Impairment	10,000		10,000
Interest expense (income) and other (1)	12,295	5,679	6,616
Income tax benefit (provision)	-	-	-
Net (loss) income	$(1,690,806)	$(422,027)	$(1,268,779)

Production:
Natural Gas — Mcf	-	-	-
Crude Oil — Mbbl	3.42	2.07	1.35
Equivalent — Mboe	3.42	2.07	1.35

Average price per unit (2):
Gas price per Mcf	$-	$-	$-
Oil price per Bbl	$55.89	$42.64	$13.25
Equivalent per Boe	$55.89	$42.64	$13.25

Average cost per Boe:
Production expenses:
Lease operating	$9.90	$9.61	$0.29
Taxes other than income	$2.37	$1.78	$0.59
General and administrative expense:
General and administrative	$205.34	$213.84	$(8.50)
Stock-based compensation	$305.21	$-	$305.21
Depletion expense	$19.10	$17.47	$1.63

For the year ended March 31, 2006, oil and gas sales increased $102,938, from the same period in 2005, to $191,114. The increase for the year was primarily due to the increase in volumes of 1.35 MBbls from 2.07 MBbls to 3.42 MBbls or approximately $58,000. Additionally, revenue increased approximately $45,000 due to higher commodity prices as our average price per barrel increased $13.25, or 31.0%, in 2006 to $55.89 per Bbl from $42.64 per Bbl in 2005. Continued lower natural gas storage levels, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2006.

Lease operating expenses increased $13,962 for the year ended March 31, 2006 as compared to the same period in 2005. The increase was primarily due to increased production on our Kansas properties acquired in 2005. On a per unit basis, lease operating expenses increased only 3% from $9.61 per Bbl in 2006 to $9.90 per Bbl in 2005 due to an increase in production volumes offset by industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income increased $4,407 for the year ended March 31, 2006 as compared to the same period in 2005 due to higher oil and gas revenues and on a per unit basis increased $0.59 per Bbl to $2.37 per Bbl. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense for the twelve months ended March 31, 2006 increased $259,633 to $702,278 compared to the same period in 2005 primarily due to transaction costs of $168,612 related to the reverse merger and increased costs of consulting, audit and professional fees, as well as, an increase in salaries for employees/directors.

Stock-based compensation expense was $1,043,823 for the year ended March 31, 2006 with no stock-based compensation in 2005. During the year ended March 31, 2005, the Company granted an aggregate of stock options and warrants to certain directors and stockholders. Since there was no public market for the Company’s stock and operations were not comparable to a peer group during the years ended March 31, 2006 and 2005, the latest stock issuance price used in previous fundraising was used as the share market price. The exercise price and this fair market value of the stock options granted were $0.35 and $0.60, respectively. All options vested 50% on the date of the grant with the remaining amounts to vest 25% in each of the next two years. The expense was calculated based on the difference of the fair market value at the date of the grant in accordance with SFAS 123(R).

Depletion expense increased $6,616 from the same period in 2005 to $65,311 for the year ended March 31, 2006. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense increased 9% from $17.47 to $19.10 per Bbl.

Interest income and other increased $5,140 for the year ended March 31, 2006 compared to the same period 2005. This increase is primarily due to amortization of debt issue costs offset by interest income earned on $5.12 million received in a private equity fund raising in the fourth quarter of fiscal 2006.

There was no provision for income taxes for the fiscal years ended 2006 and 2005 due to a valuation allowance of $912,038 and $305,308 recorded for the years ended March 31, 2006 and 2005, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

Year Ended March 31, 2005 Compared to Year Ended March31, 2004

We had revenues of $88,176 for the year ended March 31, 2005 compared to $36,989 for 2004. The following table summarizes key items of comparison and their related increase (decrease) for the year ended March 31 for the periods indicated.

	Years Ended March 31,		Increase
	2005	2004	(Decrease)

Oil and gas sales	$88,176	$36,989	$51,187
Production expenses:
Lease operating	19,897	14,613	5,284
Taxes other than income	3,687	1,588	2,099
General and administrative:
General and administrative	442,645	293,487	149,158
Stock-based compensation	-	53,388	(53,388)
Depletion — Full cost	36,155	26,121	10,034
Depreciation — Other	2,140	1,090	1,050
Ceiling Test Write-down	-	87,548	(87,548)
Interest expense and other (1)	5,679	13,573	(7,894)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(422,027)	$(454,419)	$32,392

Production:
Natural Gas — Mcf	-	-	-
Crude Oil — MBbls	2.07	1.21	0.86
Equivalent — Mboe	2.07	1.21	0.86

Average price per unit (2):
Gas price per Mcf	$-	$-	$-
Oil price per Bbl	$42.64	$30.49	$12.15
Equivalent per Boe	$42.64	$30.49	$12.15

Average cost per Boe:
Production expenses:
Lease operating	$9.61	$12.08	$(2.46)
Taxes other than income	$1.78	$1.31	$0.47
General and administrative expense:
General and administrative	$213.84	$242.55	$(28.71)
Stock-based compensation	$-	$44.12	$(44.12)
Depletion expense	$17.47	$21.59	$(4.12)

For the year ended March 31, 2005, oil and gas sales increased $51,187, from the same period in 2004, to $88,176. The increase for the year was primarily due to the increase in volumes of approximately 0.86 MBbls from 1.21 MBbls to 2.07 MBbls or approximately $26,000. Also, revenue increased approximately $25,000 due to higher commodity prices as our average price per barrel increased $12.15 in 2005 to $42.64 per Bbl from $30.49 per Bbl in 2004. Continued lower natural gas storage levels, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2005.

Lease operating expenses increased $5,284 for the year ended March 31, 2005 as compared to the same period in 2004. The increase was primarily due to increased production on our Kansas properties primarily. However, on a per unit basis, lease operating expenses decreased 20% from $12.08 per Bbl in 2004 to $9.61 per Bbl in 2005 due to an increase in production volumes offset by industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income increased $2,099 for the year ended March 31, 2005 as compared to the same period in 2004 due to higher oil and gas revenues and on a per unit basis increased $0.47 per Bbl to $1.78 per Bbl. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense for the twelve months ended March 31, 2005 increased $149,158 to $442,645 compared to the same period in 2004 primarily due to consulting and professional fees and increased salaries for employees.

Stock-based compensation expense was $53,388 for the year ended March 31, 2004 with no stock-based compensation in 2005. During the year ended March 31, 2004, the Company granted an aggregate of 297,425 stock options to certain directors and stockholders. Since there was no public market for the Company’s stock and operations were not comparable to a peer group during the years ended March 31, 2004 and 2005, the latest stock issuance price used in previous fundraising was used as the share market price. The exercise price and this fair market value of the stock options granted were $0.18 and $0.36, respectively. All options vested on the date of the grant. Based on the difference between the fair market value and the exercise price of the options at the date of the grant, using a conversion rate of $1.795 to ₤1.0, compensation expense of $53,388 was recorded for the year ended March 31, 2004. All of the options were exercised in April 2004.

Depletion expense increased $10,034 from the same period in 2005 to $36,155 for the year ended March 31, 2005. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense decreased 19% from $21.59 to $17.47per Bbl.

Interest expense and other decreased $7,894 for the year ended March 31, 2005 compared to the same period 2004. This decrease is primarily due to the lower amortization of debt issue costs in 2005 compared to 2004, in each case offset by interest income.

There was no provision for income taxes for the fiscal years ended 2004 and 2005 due to a valuation allowance of $305,308 and $151,752 recorded for the years ended March 31, 2005 and 2004, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash in 2006 were from operating activities and financing and equity transactions. Proceeds from the issuance of convertible short term debt and equity issuances and cash received from operations were offset by cash used in investing activities for our properties. Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Year Ended March 31,
	2006	2005	2004

Cash flows provided by operating activities	$(190,961)	$(337,040)	$(140,961)
Cash flows used in investing activities	(649,358)	(66,140)	(583,218)
Cash flows provided by (used in) financing activities	6,351,191	161,805	487,511
Effect of exchange rate changes	16,461	(5,984)	5,326

Net increase in cash and cash equivalents	$5,527,333	$(247,359)	$(54,428)

Operating Activities

Net cash outflow from operating activities during fiscal year ended March 31, 2006 was $(190,961) which was a decrease of $146,079 or 43% from $(337,040) net cash outflow during the fiscal year ended March 31, 2005. This decrease was primarily due to higher commodity prices and an increase in sales volumes offset by transaction costs of $168,612 due to the reverse merger. Average equivalent prices increased $13.25 from $42.64 per Boe in 2005 to $55.89 per Boe in 2006. Production volumes increased 1.3 Mboe from 2.1 Mboe in 2005 to 3.4 Mboe in 2006. We expect 2006/7 production to increase, but we are unable to predict future commodity prices. As a result, we cannot provide any assurance about future levels of net cash provided by operating activities. This decrease was primarily due to a 71% increase in production and an increase of 12.8% on the average equivalent price per Boe and offset by a an increase in general and administrative costs in the start up of the business.

Investing Activities

The primary driver of cash used in investing activities was capital spending. We establish the budget for these amounts based on our estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted during any given year. Cash used in investing activities during the fiscal year ended March 31, 2006 was $(649,358), which was an increase of $583,218 or 782% from $(66,140) of cash used in investing activities during the fiscal year ended March 31, 2005. This increase was primarily due to increased exploration and development activity, together with capitalized costs relating to the reverse acquisition. We have established a capital budget of approximately $515,600 for developing proven reserves for fiscal year ending March 31, 2007, to be funded primarily from cash flows from operations and recently raised equity funding. Cash used in investing activities during the fiscal year ended March 31, 2005 decreased $360,175 from $426,315 during the fiscal year ended March 31, 2004 to $66,140 in 2005 primarily due to major acquisition costs for our Kansas properties in 2004. The acquisition transactions were funded with proceeds from convertible notes payable and issuance of common stock.

Financing Activities. Net cash provided by financing activities increased $6.2 million during the fiscal year ended March 31, 2006 to $6.4 million as compared to $161,805 during the fiscal year ended March 31, 2005. At March 31, 2006, we had no long-term debt outstanding. Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

On January 20, 2006 we sold in a private placement 8,533,333 shares of our common stock at a per share price equal to $0.60. The gross proceeds were $5,120,000, and will be used for general corporate purposes and working capital. The common stock sold in the private placement has not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

As of March 31, 2006, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

Based on reserve reports prepared by Ancell Energy Consulting, Inc., an independent oil and gas reservoir engineering consulting firm, the following table presents certain information as of March 31, 2006 and for our reserves and properties all located onshore in the United States. Shut-in wells currently not capable of production are excluded from the producing well information.

In Mboe:	Kansas	Louisiana	South Texas	Total

Proved Reserves at Year End
Developed	18.436	12.082	-	30.518
Undeveloped	6.459	-	22.494	28.953

Total	24.895	12.082	22.494	59.471

Gross Wells (1)	23.0000	1.0000	1.0000	25.0000
Net Wells (1)	1.1500	0.1250	0.1250	1.4000

(1)
The term net as used throughout this document refers to amounts that include only acreage or production that is owned by the Company and produced to its interest, less royalties and production due to others. Gross Wells represents the Operators working interest and Net Wells represents our working interest share of each well.

The oil reserves shown include crude oil and condensate. Oil volumes are expressed in barrels (BBL); a barrel is equivalent to 42 United States gallons. Gas volumes are expressed in thousands of standard cubic feet (Mcf) at the contract temperature and pressure bases.

The estimated reserves and future revenue shown in this report are for proved developed producing, proved developed non-producing, and proved undeveloped reserves. In accordance with SEC guidelines, our estimates do not include any probable or possible reserves, which may exist for these properties. This report does not include any value, which could be attributed to interests in undeveloped acreage beyond those tracts for which undeveloped reserves have been estimated.

This table above is for properties located in Seward (Kansas), Walker #1 (Louisiana), Vieman #1 (Texas).

Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months. We are contemplating additional debt and / or equity financing transactions that, if successful, are expected to sufficiently fund expenditures for potential acquisitions and other expansions of our business. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

Contractual Obligations

We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we believe we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, developmental and exploration activities, oil and gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

The following table summarizes our contractual obligations and commitments by payment periods (in thousands).

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	one year	1-3 years	3-5 years	5 years
Operating leases(1)	$2,000	$2,000	$-	$-	$-

Total contractual obligations	$2,000	$2,000	$-	$-	$-

(1)	The Company holds an arrangement to rent its main office with rentals due on a month-to-month basis

Amounts related to our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. Of the total ARO, $25,300 and $16,500 are classified as a long-term liability at March 31, 2006 and 2005, respectively. For each of the years ended March 31, 2006 and 2005, the Company recognized no depreciation expense related to its ARO, due to the assumption of a full offset of salvage values.

Off-Balance Sheet Arrangements

At March 31, 2006 and March 31, 2005, we did not have any off-balance sheet arrangements.

Plan of Operation for 2007

On an annual basis, we generally fund most of our capital and exploration activities, including oil and gas property acquisitions, with cash generated from operations and from equity financings. We have budgeted approximately $515,600 in capital expenditures relating to proven reserves.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our audit committee. See Results of Operations above and Item 8. Consolidated Financial Statements and Supplementary Data Note 1, Organization and Summary of Significant Events and Accounting Policies, for a discussion of additional accounting policies and estimates made by management.

Oil and Gas Activities

Accounting for oil and gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and gas activities are available — successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Full Cost Method

We use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into a cost center (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations would have been significantly different had we used the successful efforts method of accounting for our oil and gas activities.

Proved Oil and Gas Reserves

Our engineering estimates of proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and gas reserves are the estimated quantities of oil and gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Our estimated proved reserves for the years ended March 31, 2006, 2005 and 2004 were prepared by Ancell Energy Consulting, Inc., an independent oil and gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refers to Item 8. Consolidated Financial Statements and Supplementary Data, Supplemental Oil and Gas Disclosure.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test write-down.

Full Cost Ceiling Limitation

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test write-down to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a write-down if prices increase subsequent to the end of a quarter in which a write-down might otherwise be required. If oil and gas prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of our oil and gas properties could occur in the future.

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land and seabed. Our operators develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. This new standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (DD&A) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. Amounts related to our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. Of the total ARO, $25,300 and $16,500 are classified as a long-term liability at March 31, 2006 and 2005, respectively. For each of the years ended March 31, 2006 and 2005, the Company recognized no depreciation expense related to its ARO, due to the assumption of a full offset of salvage values.

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we actively pursue the acquisition of oil and gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer subject to amortization. Rather, goodwill of each reporting unit is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. In making this assessment, we rely on a number of factors including operating results, economic projections and anticipated cash flows. As there are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment, there is risk that the carrying value of our goodwill may be overstated. If it is overstated, such impairment would reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill.

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. We sell our crude oil production to two independent purchasers and as of March 31, 2006, we did not have any natural gas sales. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside our control. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows since it currently does not have any conditional asset retirement obligations outstanding at March 31, 2006.

In December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123-R"). SFAS 123-R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123-R include stock warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. Prior to January 1 2006, the Company accounted for its share-based payment transactions under the provisions of APB 25, whereby compensation expense is recognized using the intrinsic value of the options at the date of the grant.

On April 14, 2005, the SEC amended the effective date of the provisions of SFAS 123-R. Accordingly, the Company adopted the revised standard on January 1, 2006. Since there were no outstanding options at March 31, 2005 and the Company had no stock forfeitures since date of inception, there was no impact upon adoption of SFAS 123-R to the company’s financial position, results of operations or cash flows.

For more recently issued accounting standards, please see Note 3 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Oil and gas prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our operating revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for gas and, to a lesser extent, oil. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices may also reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely and they are likely to continue to be volatile.

Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply of oil and gas;

•	The level of consumer product demand;

•	Weather conditions;

•	Political conditions in oil producing regions, including the Middle East;

•	The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	The price of foreign imports;

•	Actions of governmental authorities;

•	Domestic and foreign governmental regulations;

•	The price, availability and acceptance of alternative fuels; and

•	Overall economic conditions.

These factors make it impossible to predict with any certainty the future prices of oil and gas.

We do not use hedges at this time to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and returns on some of our acquisitions and drilling programs. This policy could change n the future.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Interest Sensitivity

Since we do not have long-term debt subject to variable interest rates, the company is not exposed to interest rate sensitivity at March 31, 2006.

Item 8. Consolidated Financial Statements And Supplementary Data Index To Consolidated Financial Statements

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Index Oil and Gas, Inc.
Houston, USA

We have audited the accompanying consolidated balance sheets of Index Oil and Gas, Inc. (and subsidiaries) (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of losses, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Index Oil and Gas, Inc. at March 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

New York, New York	/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
July 10, 2006	Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

INDEX OIL AND GAS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$5,536,006	$8,673
Trade receivables (Note 4)	12,501	9,769
Other receivables (Note 3)	6,254	40,401
Other current assets	8,600	-
Total Current Assets	5,563,361	58,843

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 3, 5, 8 and 15)	951,199	348,334
Property and Equipment, net of accumulated depreciation (Note 3 and 5)	1,727	8,385
Total Oil & Gas Properties and Property and Equipment	952,926	356,719

Total Assets	$6,516,287	$415,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note 3)	$555,452	$229,219
Bank loan (Note 6)	48,569	-
Notes payable to affiliates (Note 6, 10 and 14 )	-	94,603
Other current liability (Note 14 )	1,007	-
Total Current Liabilities	605,028	323,822

Long-Term Liabilities:
Asset Retirement Obligation (Notes 3 and 7)	25,300	16,500
Total Liabilities	630,328	340,322

Commitments and Contingencies (Note 9)	-	-

Stockholders Equity: (Note 6 and 11)
Common stock, par value $0.001, 75 million shares authorized , 54,544,345 and 12,303,674 issued and outstanding at March 31, 2006 and 2005, respectively (see Note 10)	54,544	12,304
Additional paid in capital	8,387,306	944,140
Accumulated deficit	(2,575,581)	(884,775)
Other comprehensive income (Note 3)	19,690	3,571
Total Stockholders' Equity	5,885,959	75,240

Total Liabilities and Stockholders' Equity	$6,516,287	$415,562

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Revenue:
Oil sales	$191,114	$88,176

Operating Expenses:
Operating costs	41,953	23,584
Depreciation and amortization (Note 5)	71,571	38,295
Impairment	10,000	-
General and administrative expenses	1,746,101	442,645
Total Operating Expenses	1,869,625	504,524

Loss from Operations	(1,678,511)	(416,348)

Other Income (Expenses):	(43,234)	(6,807)
Interest income	30,939	1,128
Total Other Income (Expense)	(12,295)	(5,679)

Loss before Income Taxes	(1,690,806)	(422,027)

Income Taxes Benefit (Note 8)	-	-

Net Loss	$(1,690,806)	$(422,027)

Loss per share (Note 12):
Basic and assuming dilution	$(0.08)	$(0.04)
Weighted average shares outstanding:
Basic and assuming dilution	22,391,357	11,623,413

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit)	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at March 31, 2003	1,980,780	$1,981	$108,334	$(8,329)	$(297)	$101,689
Issuance of common stock	7,894,030	7,894	566,549	-	-	574,443
Stock issue costs	-	-	(6,808)	-	-	(6,808)
Compensation cost related to stock options	-	-	53,388	-	-	53,388
Compensation cost related to warrants	-	-	639	-	-	639
Other comprehensive income-foreign currency translation adjustment	-	-	-	-	6,430	6,430
Net loss	-	-	-	(454,419)	-	(454,419)
Balance at March 31, 2004	9,874,810	$9,875	$722,102	$(462,748)	$6,133	$275,362
Issuance of common stock	1,579,163	1,579	167,778	-	-	169,357
Issuance of common stock, on exercise of share options	849,701	850	54,260	-	-	55,110
Other comprehensive income-foreign currency translation adjustment	-	-	-	-	(2,562)	(2,562)
Net loss	-	-	-	(422,027)	-	(422,027)
Balance at March 31, 2005	12,303,674	$12,304	$944,140	$(884,775)	$3,571	$75,240
Issuance of common stocks	9,596,735	9,597	1,176,449	-	-	1,186,046
Stock issue costs	-	-	(23,219)	-	-	(23,219)
Issuance of common stock on conversion of stockholder loan	715,143	715	86,043	-	-	86,758
Shares relating to Index Ltd cancelled in relation to reverse merger in January 2006 (Note 2)	(22,615,552)	(22,616)	-	-	-	(22,616)
Shares issued to Index Ltd shareholders relating to reverse merger in January 2006 (Note 2)	22,615,552	22,616	-	-	-	22,616
Stock compensation, net of tax of $0	-	-	1,043,823	-	-	1,043,823
Stock compensation, net of tax of $0	303,793	303	37,274	-	-	37,577
Shares issued to Index Inc shareholders in relation to merger with Index Ltd in January 2006 (Note 2)	23,091,667	23,092	-	-	-	23,092
Issuance of common stock on private offering	8,533,333	8,533	5,111,467	-	-	5,120,000
Issuance of warrants	-	-	11,329	-	-	11,329
Other comprehensive income foreign currency translation adjustment	-	-	-	-	16,119	16,119
Net loss	-	-	-	(1,690,806)	-	(1,690,806)
Balance at March 31, 2006	54,544,345	$54,544	$8,387,306	$(2,575,581)	$19,690	$5,885,959

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(1,690,806)	$(422,027)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Organization costs arising from acquisition	1,578
Non cash stock based compensation cost	1,043,823	-
Amortization of debt issue costs-current year	43,234	6,807
Non-cash interest expense on warrant issuance on loan conversion	1,476	-
Depreciation and amortization	71,571	38,295
Impairment	10,000	-
(Increase) in receivables	(14,104)	(31,787)
Increase in accounts payable and accrued expenses	342,267	71,672
Net Cash (Used In) Operating Activities	(190,961)	(337,040)

Cash Flows From Investing Activities:
Cash received in reverse merger	10,018	-
Payments for oil and gas properties and property and equipments	(659,376)	(70,540)
Proceeds from sale of oil and gas properties	-	4,400
Net Cash (Used In) Investing Activities	(649,358)	(66,140)

Cash Flows From Financing Activities:
Proceeds from issue of shares	5,681,229	-
Proceeds from issue of warrants	8,377	-
Proceeds from issue of shares and options	-	77,311
Proceeds from convertible notes payable	676,664	91,302
Proceeds from bank term debt	51,374	-
Payment for share issue costs	(23,219)	-
Payment for debt issue costs	(43,234)	(6,807)
Net Cash Provided by Financing Activities	6,351,191	161,805

Effect of exchange rate changes on cash and cash equivalents	16,461	(5,984)

Net Increase/(Decrease) in Cash And Cash Equivalents	5,527,333	(247,359)

Cash and cash equivalents at beginning of period	$8,673	$256,032
Cash and cash equivalents at the end of period	$5,536,006	$8,673

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for interest	$(32,415)	$(1,128)
Cash paid during the year for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Conversion of loan capital into share capital	$750,630	$147,156
Non cash stock based compensation cost	$1,043,823	$-
Non-cash interest expense on warrant issuance on loan conversion	$1,476	$-
Acquisitions :
Common stock retained by Index Inc.	$23,092	$-
Assets acquired	$(23,500)	$-
Liabilities acquired	$1,986	$-
Total consideration paid	$1,578	$-

See accompanying notes to consolidated financial statements

 INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Index Oil & Gas Limited (“Index Ltd.”) was incorporated on February 21, 2003 in the United Kingdom. Index Ltd. invested in a 5% working interest in oil and gas leases covering approximately 8,500 acres located in Stafford County, Kansas (“Kansas properties”) in July 2003. In August 2003, Index Oil & Gas USA, LLC (“Index USA”) was formed and the Kansas properties were transferred into this wholly owned subsidiary. Index Ltd. is participating in an ongoing drilling program on these properties. Additionally, Index Investments North America Inc. (“Index Investments”) and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments, were both formed in July 2004 for future potential investments in the United States. Index Ltd. comprises a United Kingdom holding company, which provides management services and United States operating subsidiaries, which are engaged in the exploration for, development, production and sale of oil and natural gas. Index Ltd. does not currently operate any of its properties and sells its oil production to domestic crude oil purchasers.

In August 2005, Index Ltd.’s U.S. subsidiaries entered into agreements to participate in the drilling of four wells in Texas and Louisiana. The first of these commenced drilling in December 2005 and is awaiting completion and pipeline installation. A subsidiary of Index Ltd. has been participating in an ongoing drilling program on the Stafford County, Kansas properties.

On January 20, 2006, the entire issued share capital of Index Ltd. was acquired by Index Oil and Gas Inc. (“the Company”, “Index Inc.”), together with the raising of $5,120,000 of new equity capital for investment in oil and gas projects developed and for operating and working capital purposes.

Subsequent to the acquisition, a subsidiary of Index Ltd. entered into two agreements: (1) a Seismic Reprocessing and Exploration Agreement covering prospective areas in the U.S. Gulf Coast; and (2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas.

NOTE 2 - MERGER AND CORPORATE RESTRUCTURE

In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai then acquired a wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately-held Malaysian company (“Thai Pasta”), from an officer and director of Thai. Thai Pasta commenced operations as a restaurant operator in June 2004, but subsequently ceased operations in the fourth quarter of 2005. Thai Pasta then sold a portion of its surplus assets, leaving it with no significant assets. In November 2005, a Letter of Intent agreement was entered into for the proposed acquisition (“the Letter of Intent”) of all outstanding shares of Index Ltd.’s common stock by Thai. Subsequently, Thai changed its name from Thai One On Inc. to Index Inc. At December 31, 2005, Thai had 33,220,000 shares outstanding. In January 2006, the Company retired 10,128,333 shares of stock leaving 23,091,667 shares outstanding.

On January 20, 2006, the stockholders of Index Ltd. (“Index”) entered into Acquisition and Share Exchange Agreements (“Acquisition Agreements”, “the Transaction”, or “Merger”) with the Company. The Company had a total of 75,000,000 authorized shares with a par value of $0.001 per share and 33,220,000 shares issued and outstanding as of December 31, 2005.

The Company’s year end for accounting purposes was December 31, 2005. As a result of the Merger , there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Index Ltd. is deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger is a recapitalization of Index Ltd.’s capital structure

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Index is the surviving entity. The total purchase price and carrying value of net assets acquired was $ 1,578. The Company did not recognize goodwill or any intangible assets in connection with the transaction. As of the date of the Agreement, Thai was an inactive corporation with no significant assets and liabilities.

Effective with the Acquisition Agreements, all previously outstanding common stock owned by Index’s stockholders were exchanged for an aggregate of 22,615,552 shares of the Company’s common stock, $0.001 par value (“the Common Stock”) and all issued warrants to purchase shares of Common Stock in Index Ltd. were exchanged for 1,092,676 warrants to purchase shares of Common Stock of the Company. As part of the Transaction it was agreed that, subsequent to the Transaction 10,128,333 shares of common stock held by the former directors and officers of the Company were retired and subsequently canceled by the transfer agent for the Company. The effect of the Transaction was that 23,091,667 shares of Common Stock would be retained (see Note 9).

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 2 - MERGER AND CORPORATE RESTRUCTURE - (continued)

The value of the stock issued was the historical cost of the Company's net tangible assets of $1,578, which did not differ materially from their fair value. The total consideration paid of $1,578 is summarized further below.

January 20, 2006
Common stock retained by Index Inc.	$23,092
Assets acquired	(23,500)
Liabilities assumed	1,986
Total consideration paid	$1,578

In accordance with Statement of Position 98-5 (“SOP 98-5”), the Company will expense as organization costs the $1,578.

Concurrent with the Transaction was a private placement totaling $5.12 million for 8,533,333 shares of $0.001 par value common stock of the Company at a price of $0.60 per share. Furthermore in the fourth quarter, an aggregate amount of 10,128,333 shares of common stock held by the former directors and officers of the Company were retired and subsequently canceled by the transfer agent for the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of March 31, 2006 and 2005 and for the two year periods ended March 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore, and Thai Pasta (inactive), after eliminating all significant intercompany accounts and transactions. As described in Note 2, Merger and Corporate Restructure these consolidated financial statements are presented as a recapitalization of Index Ltd. Results of operations are included from the date of incorporation and to the extent of differences in dates of incorporation as a result the results of operations for the years ended March 31, 2006 are not comparable with March 31, 2005. For the reverse merger between the Company and Index Ltd. at January 20, 2006 the stockholder’s equity section and earnings per share in the consolidated balance sheet at March 31, 2006 and March 31, 2005 were restated to reflect the exchange of shares using a conversion ration of approximately 2.857 shares of the Company to 1 share of Index Ltd.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. The most significant estimates with regard to these financial statements relate to the provision for income taxes, dismantlement and abandonment costs, estimates to certain oil and gas revenues and expenses and estimates of proved oil and natural gas reserve quantities used to calculate depletion, depreciation and impairment of proved oil and natural gas properties and equipment.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

 NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. There was no allowance for doubtful accounts at March 31, 2006 and 2005.

Other Current Assets

Other receivables at March 31, 2006 and 2005, of $6,254 and $40,401, respectively consist primarily of prepaid expenses and value added tax recoverable in the United Kingdom by the Company. Other current assets of $8,600 at March 31, 2006 consist of accrued interest income from cash in banks.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at March 31, 2006 and 2005. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at March 31, 2006 and 2005 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

 NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties (continued)

being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three year period ended March 31, 2006 and 2005. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. A ceiling test write-down of $87,548 was recorded for the year period ended March 31, 2004. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

Other Property, Plant and Equipment

Other property, plant and equipment primarily includes computer equipment, which is recorded at cost and depreciated on a straight-line basis over useful lives of five years. Repair and maintenance costs are charged to expense as incurred while acquisitions are capitalized as additions to the related assets in the period incurred. Gains or losses from the disposal of property, plant and equipment are recorded in the period incurred. The net book value of the property, plant and equipment that is retired or sold is charged to accumulated depreciation and amortization, and the difference is recognized as a gain or loss in the results of operations in the period the retirement or sale transpires.

Other Current Liabilities

Other current liabilities consist primarily of accruals for lease operating costs, capital expenditures and general and administrative expenses. Additionally, current liabilities also include a note payable to a bank. Other current liabilities at March 31, 2006 and 2005 include compensation expense payable to directors. See Note 13.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company reports foreign currency translation adjustments within other comprehensive income in the periods presented.

Net Earnings (Losses) Per Common Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes payable and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended March 31, 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the reverse merger between the Company and Index Ltd. at January 20, 2006, the stockholder’s equity section and earnings per share in the consolidated balance sheet at March 31, 2006 and 2005 were restated (recapitalization) to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company uses the sales method of accounting for the recognition of natural gas and oil revenues. The Company has an agreement with the operator of its properties to sell, on its behalf, production from the properties for which it has working interest ownership. Since there is a ready market for natural gas, crude oil and natural gas liquids (“NGLs”), production is sold at various locations at which time title and risk of loss pass to the buyer. Revenue is recorded when title passes based on the Company’s net interest or nominated deliveries of production volumes. The Company records its share of revenues based on sales volumes and contracted sales prices. The sales price for natural gas, natural gas liquids and crude oil are adjusted for transportation cost and other related deductions. The transportation costs and other deductions are based on contractual or historical data and do not require significant judgment. Subsequently, these deductions and transportation costs are adjusted to reflect actual charges based on third party documents once received by the Company. Historically, these adjustments have been insignificant. In addition, natural gas and crude oil volumes sold are not significantly different from the Company’s share of production.

The Company receives its share of revenue after all calculated and royalties are paid on natural gas, crude oil and NGLs in accordance with the particular contractual provisions of the lease, license or concession agreements and the laws and regulations applicable to those agreements. Therefore, there is no Royalties Payable on the Company’s Consolidated/Combined Balance Sheet.

Imbalances. When actual natural gas sales volumes exceed delivered share of sales volumes, an over-produced imbalance could occur. To the extent an over-produced imbalance exceeds the remaining estimated proved natural gas reserves for a given property, the Company would record a liability. At and during the years ended March 31, 2006 and 2005, the Company had no imbalances.

Derivative and Hedging

The Company has not entered into any derivative contracts for any purpose from the period of inception through March 31, 2006.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss in the equity section of the balance sheet with the corresponding foreign currency transaction (losses)/gains included in - other comprehensive loss - foreign currency translation in the statement of operations and totaled $16,119 and $(2,562) for the years ended March 31, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

In determining our accounting policies, the Company has chosen to apply the intrinsic value method pursuant to Accounting Standards Board (“APB”) APB No. 25, “Stock Issued to Employees” (“APB No. 25”), effective February 2003. Under APB No. 25, no compensation is recognized when the exercise price for options granted equals the fair value of the Company’s common stock on the date of the grant. Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permit the continued use of the method prescribed by APB No. 25 but require additional disclosure, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. Although the Company applied the intrinsic method in accounting for stock issued to employees, it does record compensation expense for the difference between the fair market value and the exercise price at the date of the grant using the Black Scholes valuation model. Therefore, there was no pro forma impact for the fiscal years ended March 31, 2006 and 2005 as shown below. See Notes 10 and 13 for further discussion of these transactions.

	For the year ended March 31,
	2006	2005
Net loss, as reported	$(1,690,806)	$(422,027)
Add: Total stock based employee compensation expense as reported under intrinsic value method, net of tax of $0	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method, net of tax of $0	-	-
Net loss , pro forma	$(1,690,806)	$(422,027)

Basic and fully diluted loss per share, as reported	$(0.08)	$(0.04)
Basic and fully diluted loss per share, pro forma	$(0.08)	$(0.04)

In December 2003, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123-R"). SFAS 123-R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123-R include stock warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. Prior to January 1 2006, the Company accounted for its share-based payment transactions under the provisions of APB 25, whereby compensation expense is recognized using the intrinsic value of the options at the date of the grant.

On April 14, 2005, the SEC amended the effective date of the provisions of SFAS 123-R. Accordingly, the Company adopted the revised standard on January 1, 2006. Since there were no outstanding options at March 31, 2005 and the Company had no stock forfeitures since date of inception, there was no impact upon adoption of SFAS 123-R to the company’s financial position, results of operations or cash flows.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No.143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by SFAS No.143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations. The Company’s asset retirement obligations relate to the abandonment of oil producing wells. The Company has recognized an asset retirement liability of $25,300 and $16,500 at March 31, 2006 and 2005, respectively, all relating to wells in production on the Kansas properties as of these dates. It is estimated that salvage values of well equipment will be equal to the cost of plugging and abandoning these wells at that point, and this estimate has been taken into account in the calculation of accretion expense.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should any impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. At March 31, 2006, the Company recorded an impairment of $10,000 related to restaurant equipment acquired during the reverse merger with Index Inc. These assets were deemed to be impaired as there is no future cash flow associated with these assets.

Conditional Asset Retirement Obligations.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. There was no impact to adoption of this Interpretation on its consolidated financial position, results of operations or cash flows since it currently does not have any conditional asset retirement obligations outstanding at March 31, 2006.

New Accounting Pronouncements Not Yet Adopted

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at March 31, 2006.

Accounting Changes and Error Corrections. In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”)”, which changes the requirements for the accounting for and the reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Not Yet Adopted (continued)

APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is practicable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the balance sheet) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB 20 requiring justification of a change in accounting principle on the basis of preferability.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. This Statement is not expected to impact the Company’s consolidated financial position or results of operations.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”(“SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.
Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

a.	A transfer of the servicer’s financial assets that meets the requirements for sale accounting

b.
A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities

c.	An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Servicing of Financial Assets (continued).

3.	Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

a.
Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

b.
Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments.

The Board decided to require additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company has not yet determined the impact the Company’s consolidated financial position or results of operations.

NOTE 4 - TRADE RECEIVABLES

Historically, through March 31, 2006, all of the Company’s trade receivables related to its working interest share of oil sales have been collected. No allowance for doubtful accounts has been recorded at March 31, 2006 and 2005.

INDEX OIL AND GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at March 31, 2006 and 2005 consist of the following:

	For the year ended March 31,
	2006	2005
Subject to depletion	$722,056	$334,080
Not subject to depletion:
Exploration costs	236,806	9,529
Cost of undeveloped acreage	119,923	67,000
Total not subject to depletion	356,729	76,529
Gross oil and gas properties	1,078,785	410,609
Less: accumulated depletion	(127,586)	(62,275)
Net oil and gas properties	$951,199	$348,334

Depletion expense was $65,311 and $36,154 or $19.10 and $17.48 per barrel of production for the years ended March 31, 2006 and 2005, respectively.

It is anticipated that the cost of undeveloped acreage of $119,923 and exploration costs of $236,806 will be included in depreciation, depletion and amortization within one year.

Acquisitions and Dispositions

The Company paid $375,000 in July 2003 to acquire its’ interest in the oil and gas leases comprising the Kansas properties, which included rights to a number of newly drilled wells that were in the process of being brought on stream at that time. Initially $100,000 of the overall acquisition cost was allocated to proved property acquisition costs and $275,000 to unproved property acquisition costs. It is expected that at least 24 prospects will be drilled in total on these properties and for each well that has been drilled on the Kansas properties subsequent to the acquisition and through to March 31, 2006, $16,000 per well (being approximately 1/24 of the original acquisition cost) has been reclassified as proved property costs and brought into the calculation of amortization against estimated proven reserves. In addition an equivalent transfer has been made for future well locations for which proven undeveloped reserves have been ascribed at March 31, 2006 and 2005.

Drilling and completion of wells on the Kansas properties generally takes no more than one month in total. No well related costs have been excluded from the amortization calculations. During the year ended March 31, 2005, the Company disposed of its’ interest in 3 low level producing wells that had been acquired as part of the acquisition of the Kansas properties for $4,400, which has been credited to proved oil and gas leasehold costs.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at March 31, 2006 and 2005 were as follows:

	For the year ended March 31,
	2006	2005
Computer Costs, including foreign translation adjustment of $418 and $816 at March 31, 2006 and 2005, respectively	$11,217	$11,615
Less: accumulated depreciation	(9,490)	(3,230)
Total other property and equipment	$1,727	$8,385

Depreciation expenses from continuing operations amounted to $6,260 and $2,140 for the years ended March 31, 2006 and 2005, respectively.

Capitalized Interest

There was no interest capitalized in property, plant and equipment at March 31, 2006 and 2005.

INDEX OIL AND GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 6 - NOTES PAYABLE

Index Ltd incurred debt and raised capital through a series of rounds of fundraising from inception through March 31, 2006. All of the Index Ltd stockholder funding was later converted to common stock at par and additional paid in capital. The transactions involving debt or convertible debt are summarized below by period for Index Ltd :

	Equity Issuances			Debt & Subsequent Equity Conversions (1)
	Total Proceeds	Common Stock	Additional Paid In Capital	Convertible Debt	Debt Converted To Stock	Common Stock Converted From Debt	Additional Paid In Capital Converted From Debt

Year Ended March 31, 2004	$507,448	$92,640	$60,344	$354,464	$(421,459)	$361,977	$59,482
Share option exercise	55,110	55,110

Round 3 conversion	-	-	-		(147,156)	89,111	58,045

Individual subscription	22,201	11,100	11,101

Stockholder loan	91,302	-	-	91,302	-	-	-

Foreign currency translation	(2,529)	-	-	3,301	(5,830)	-	-
Year ended March 31, 2005	$166,084	$66,210	$11,101	$94,603	$(152,986)	$89,111	$58,045

Totals through March 31, 2005	$1,003,503	$268,840	$71,445	$669,048	$(574,445)	$451,088	$117,527

Round 4	676,664	-	-	676,664	-	-	-

Round 4 conversion	-	-	-		(663,872)	331,936	331,936

Conversion of 2005 Stockholder loan	-	-	-		(86,758)	43,379	43,379

Foreign currency translation	-	-	-		(20,637)
Year ended March 31, 2006	676,664	-	-	676,664	771,267	375,315	375,315

Totals through March 31, 2006	1,680,167	268,840	71,445	1,345,712	(1,345,712)	826,403	492,842

(1) The debt was convertible at various prices for each round of financing. The price per share for Round 3 financing averaged $0.30 per share and Round 4 financing averaged $0.36 per share and conversion of 2005 stockholder loan averaged $0.35 per share.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 6 - NOTES PAYABLE (continued)

  In addition, in the year to March 31, 2006 Index Ltd entered into a one-year term note for additional finance for operations. The amount borrowed was $51,374 in April 2005 at the ruling transaction rate. The term loan is financed at a rate of 2% over the bank’s prime interest rate. At expiration date in April 2006, the bank renewed the loan for up to an additional year. This is shown on the balance sheet in current liabilities as “Bank Loan”. It is the Company’s plan to repay the total amount of the loan and accrued interest in the first quarter of fiscal year 2007. As at March 31, 2006 and 2005 Bank Loans of $48,569 and $0 were outstanding respectively, at the closing exchange rate.

The bank held the following security: Debenture including fixed equitable charge over all present and future freehold and leasehold property of Index Ltd; First fixed charge over, among other things, book and other debts, chattels, goodwill and uncalled capital. First floating charge over all assets and undertakings both present and future of Index Ltd.; Joint and several guarantee given by Lyndon West and Michael Scrutton.

After all conversion of stock, note payable at March 31, 2006 and 2005 are as follows:

	Year ended March 31,
	2006	2005
Convertible notes payable to affiliates, non interest bearing	$-	$-

Notes payable to affiliates, non interest bearing	-	94,603
	-	94,603
Less: current portion	-	(94,603)
Total notes payable-long term	$-	$-

The fund raising activities of Index Ltd during the years ended March 31, 2006 and 2005 were generally offered to investors with minimum and maximum capital achievements and structured to be a range of one-third to one-half for common stock in the Company with the corresponding two-thirds to one-half for debt payable to investors. In each case the capital requirements were achieved with equity and debt summarized in the tables discussed above. Total loans to Index Ltd during the year ended March 31, 2006 and 2005 totaled $676,664 and $94,603 ($91,302 at the original transaction date foreign currency rate of $1.889 to ₤1.0), respectively of which $676,664 ($663,872 at the transaction date foreign currency rate of $1.8088 to ₤1.0) in loans were converted into 1,835,117 shares of common stock, and of which $94,603 ($91,303 at the original transaction date foreign currency rate, and $86,758 at the conversion date foreign currency rate) in loans converted to 250,325 shares of common stock (converted to 715,143 shares of Company stock) in the year ended March 31, 2006. Convertible notes payable at March 31, 2005, bore no interest, were unsecured and represent amounts loaned to the Company by certain stockholders.

There was no debt issue cost incurred during the year ended March 31, 2005 and $43,234 in debt issue costs incurred during the year ended March 31, 2006. Total amortization expense in these same periods was $6,807 and $43,234, respectively. The debt issue costs were capitalized and were amortized up to the point of conversion to common stock. There was no unamortized debt issue cost at March 31, 2006 and March 31, 2005, respectively.

NOTE 7 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the years ended March 31, 2006 and 2005 is as follows:

	For the year ended March 31,
	2006	2005
ARO as of beginning of period	$16,500	$10,500
Liabilities incurred during period	8,800	6,000
Liabilities settled during period	-	-
Accretion expense	-	-
Balance of ARO as of end of period	$25,300	$16,500

Of the total ARO, $25,300 and $16,500 are classified as a long-term liability at March 31, 2006 and 2005, respectively. For each of the years ended March 31, 2006 and 2005, the Company recognized depreciation expense related to its ARO of $0, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 8 - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At March 31, 2006 and 2005, the Company generated for federal income tax purposes a net operating loss carry forward of approximately $2,576,000 and $885,000, respectively, and expiring in the years 2025 and 2024, respectively, that could have been used to offset future taxable income. However, a valuation allowance of $912,038 and $305,308 was recorded for the years ended March 31, 2006 and 2005, respectively on the total tax provision as the Company believes it is more likely than not that the asset will not be utilized during the next year. Of the total net operating loss carryforward, the United Kingdom (“UK”) net operating loss of $700,579 and $415,127 for the years ended March 31, 2006 and 2005, respectively are not expected to be utilized. The United States federal and state net operating loss carryforwards are generally subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are expected.

The Company’s income tax expense (benefit) from continuing operations consists of the following:

	For the year ended March 31,
	2006	2005
Current
UK	$-	$-
US	-	-
State	-	-
Total current tax expense (benefit)	-	-

Deferred
UK	(210,174)	(124,538)
US	(610,317)	(157,191)
State	(91,548)	(23,579)
Total deferred tax expense (benefit)	(912,038)	(305,308)
Less valuation allowance	912,038	305,308
Total deferred tax expense (benefit)	$-	$-

Total tax provision-continuing operations	$-	$-

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 8 - INCOME TAXES (continued)

The differences between income taxes computed using the statutory federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

	For the year ended March 31,
	2006		2005
Computed at US statutory rate	$(610,317)	(23.70)%	$(157,191)	(17.77)%
State income/franchise tax net of federal benefit	(91,548)	(3.55)%	(23,579)	(2.66)%
United Kingdom tax	(210,174)	(8.16)%	(124,538)	(14.08)%
Less valuation allowance	912,038	35.41%	305,308	34.51%

Total tax provision-continuing operations	$-	-%	$-	-%

Components of deferred tax assets are as follows:

Deferred Tax Components	For the year ended March 31,
	2006	2005
Deferred tax assets
Restricted stock compensation accrual	$-	$-
Share issue basis difference	-	-
Foreign currency translation	-	-
Oil & Gas basis differences	66,791	23,035
Depreciation	-	-
Net operating loss carryforward	857,049	286,567
Total gross deferred tax assets	923,840	309,602

Deferred tax liabilities
Amortization of share issue costs	-	-
Other	-	-
Foreign currency translation	0	-
Depreciation	11,802	4,294
State taxes	-	-
Total gross deferred tax liabilities	11,802	4,294

Less valuation allowance	(912,038)	(305,308)
Net deferred tax assets	$-	$-

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments to oil and gas exploration and production capital expenditure other than ongoing planned expenditures on the Kansas properties, and the commitments relating to four new wells in Texas and Louisiana. During the year ended March 31, 2006 a subsidiary of the Company has entered into 1) a Seismic Reprocessing and Exploration Agreement covering prospective areas in the US Gulf Coast; 2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas. Having made initial payments on signing these agreements, there are no commitments under these agreements at the date of this report.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or Consultant terminates such engagement by written notice. See Note 14 for Related Party Transactions.

Stockholder Matters

As our Common Stock is a security registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we must solicit proxies or obtain consent or authorizations by or on behalf of our management from the holders of record of our common stock in accordance with the rules and regulations of the Exchange Act, including those prescribed in Section 14. On November 25, 2005, prior management of the Company obtained the approval of the majority of stockholders of the Company authorizing it to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 (the “Increase”). In doing so, the Company complied with Sections 78.207 and 78.209 of the Revised Statutes of the State of Nevada; however, the management failed to comply with applicable Federal securities laws set forth above. Thus, we must obtain a ratification of the increase (the “Ratification”) from our current stockholders via obtaining the consent of the majority of our current stockholders as of a certain record date, by filing a proxy statement on Schedule 14(a) and obtaining such Ratification. This proxy statement is scheduled to be filed within thirty days.

  At the transaction date of the reverse merger an agreement was signed a stockholder of record of the Company’s stock to grant a majority of the current directors of the Company, for one year from the date of the transaction or to January 20, 2007, the authority to direct the exercise of their voting rights attaching to 5,047,130 shares of common stock in the Company. Based on this agreement, the current directors and former stockholders of Index Ltd., combined, hold greater than 50% voting rights of the shares of common stock currently in issue. Consequently, it is management’s expectation that the Ratification is expected to occur.

Litigation

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. Consequently, the Company has not recorded any reserve for legal matters.

NOTE 10 - CAPITAL STOCK

During the fiscal year ended March 31, 2005:

Index Ltd. issued 490,262 shares of common stock (converted into 1,400,609 shares of the Company’s common stock on the conversion of convertible stockholder loans outstanding at March 31, 2004.

Index Ltd. raised capital of $22,201 in a private individual subscription and issued 62,500 common shares (converted into 178,554 shares of the Company’s common stock). There were no fundraising costs.

The total of these two transactions totaled 552,762 in share issuances for the fiscal year ended March 31, 2005. These shares were later exchanged in the recapitalization (reverse merger) transaction into 1,579,163 shares using an exchange rate of approximately 2.857 shares of the Company’s stock for 1 share of Index Ltd.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 10 - CAPITAL STOCK (continued)

During the fiscal year ended March 31, 2005, 297,425 stock options for Index Ltd. common stock, in aggregate, were exercised by the following directors and/or stockholders:

A Boetius	62,475
L West	62,475
D Jenkins:	62,475
D Wordsworth:	60,000
M. Page:	40,000
R.Salter:	10,000
297,425
Total

These shares totaling 297,425 were later exchanged in the recapitalization (reverse merger) transaction into 849,701 shares using an exchange rate of approximately 2.857 shares of the Company’s stock for 1 share of Index Ltd.

During the fiscal year ended March 31, 2006:

The breakdown of stock issuances of 3,609,517 shares (converted into 10,311,898 shares of the Company’s stock) and the breakdown of the related warrants issued of 333,923 (converted into 954,021 of Company warrants) by Index Ltd. and the related conversion to Company stock and warrants in the year to March 31, 2006 were as follows:

	# of Index Ltd. Shares	# of Index Shares	# of Index Ltd. Warrants	# of Index Warrants
Conversion of stockholder loan of $94,603	250,325	715,143	50,065	143,037
Equity fundraising of $238,591	687,500	1,964,090	137,500	392,839
Subscription of compensation of $274,517	783,500	2,238,349	137,000	391,410
Private equity offering	1,835,117	5,242,669	-	-
Subscription of Professional fees of $9,021	25,000	71,421	-	-
Subscription of Professional fees of $9,900	28,075	80,206	9,358	26,735
Totals during fiscal year 2006	3,609,517	10,311,878	333,923	954,021

The warrants totaling 333,923 (converted to 954,021 of Company warrants at the recapitalization (reverse merger) transaction date were issued as part of various fundraising and equity transactions.

The convertible stockholder loan described in Note 6 of $94,603 ($91,302 at the original transaction date foreign currency rate and $86,758 at the conversion date foreign currency rate) in loans converted to 250,325 shares of common stock (converted to 715,143 shares of Company stock) in November 2005 and 50,065 of warrants to purchase shares of Index Ltd.’s common stock (converted to 143,037 of Company warrants).

An equity fundraising for 687,500 shares (converted to 1,964,090 shares of Company stock) totaling $238,591 also included 137,500 of warrants to purchase shares of Index Ltd.’s common stock (converted to 392,839 of Company warrants).

Additionally, management compensation with a fair value of $274,517 for 783,500 shares of common stock (converted to 2,238,349 shares of Company stock) also included warrants of 137,000 to purchase shares of Index Ltd.’s common stock (converted to 391,410 of Company warrants).

As discussed in Note 6, total convertible stockholder loans to Index Ltd. during the year ended March 31, 2006 totaled $676,664 of which $676,664 ($663,872 at the transaction date foreign currency rate of $1.8088 to ₤1.0) were converted into 1,835,117 shares of common stock (converted into 5,249,669 shares of the Company stock). Of this amount, 50,000 shares of common stock (converted into 142,843 shares of Company stock) related to directors of Index Ltd. with the remaining shares for outside investors.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 10 - CAPITAL STOCK (continued)

Professional fees with a fair value totaling approximately $9,021 for 25,000 shares (converted to 71,421 shares of Company stock).

Professional fees, issued to the same stockholder, with a fair value totaling approximately $9,900 for 28,075 shares (converted to 80,206 shares of Company stock) included warrants of 9,358 to purchase shares of Index Ltd.’s common stock (converted to 26,735 of Company warrants).

Additionally, during fiscal year ended March 31, 2006, the Company issued 303,793 shares of common stock to management as compensation expense which was valued at $37,578.

On January 20, 2006, the stockholders of Index Ltd. entered into Acquisition and Share Exchange Agreements (“Acquisition Agreements”, “the Transaction”) with the Company. The Company had a total of 75,000,000 authorized shares with a par value of $0.001 per share and 33,220,000 shares issued and outstanding as of December 31, 2005. As part of the Transaction it was agreed that, subsequent to the Transaction, 10,128,333 shares of common stock held by the former directors and officers of the Company were retired and subsequently canceled by the transfer agent for the Company. The effect of the Transaction was that 23,091,667 shares of Common Stock would be retained.

As part of the Transaction, a total of 7,916,232 Index Ltd. shares of common stock in issue were exchanged for a total of 22,615,552 shares of common stock of the Company.

Concurrent with the Transaction was a private placement totaling $5.12 million for 8,533,333 shares of $0.001 par value common stock of the Company at a price of $0.60 per share.

The Company has reserved 455,655 shares of common stock for potential issuance related to compensation of directors and officers contingent upon meeting certain performance criteria.

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows (See Note 10):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2004 (48,535 of Index Ltd.)	138,655	$0.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at March 31, 2005	138,655	$0.07
Granted (333,923 of Index Ltd)	954,021	0.14
Exchanged	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at March 31, 2006	1,092,676	$0.13

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants Outstanding				Warrants Exercisable
		Weighted Average	Weighted Average		Weighted Average Exercise Price
Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price
$0.07	138,655	4.5	$0.07	138,655	$0.07
$0.14	143,037	4.5	$0.14	143,037	$0.14
$0.14	392,839	4.5	$0.14	392,839	$0.14
$0.14	391,410	4.5	$0.14	391,410	$0.14
$0.14	26,735	4.5	$0.14	26,735	$0.14
	1,092,676	4.5	$0.13	1,092,676	$0.13

In February 2003 and July 2003, 45,882 warrants (converted into 131,078 of Company warrants) (“Tranche 1”) and 2,653 warrants (converted into 7,577 of Company warrants) (“Tranche 2”), respectively to acquire Index Ltd.’s common stock were issued to a third party advisor for services incurred at an exercise price of $0.16 per share (at exercise prices upon exchange of $0.07). The ability to exercise each set of warrants was contingent upon Index Ltd. raising a minimum quantity of capital from a 2 private offerings undertaken in each of these months, such conditions being met by March 31, 2003 and July 31, 2003 respectively.

The latest date of the exercise of both sets of warrants is the earlier of (1) the date upon which any of the equity share capital of the Index Ltd. is admitted to the Official List of the UK Listing Authority and to trading on the London Stock Exchange or trading on OFFEX or the Alternative Investment Market or permission for any of the common stock of Index Ltd. to be dealt in on a share dealing market of any recognized investment exchange becomes effective; or (2) the date upon which a successful offer to purchase 90% or more of the issued common stock of Index Ltd. is completed.

The warrants totaling 333,923 (converted to 954,021 of Company warrants) were issued as part of various fundraising and equity transactions. The convertible stockholder loan described in Note 6 of $94,603 ($91,302 at the original transaction date foreign currency rate and $86,758 at the conversion date foreign currency rate) in loans converted to 250,325 shares of common stock (converted to 715,143 shares of Company stock) in November 2005 and 50,065 of warrants to purchase shares of Index Ltd.’s common stock (converted to 143,037 of Company warrants). An equity fundraising for 687,500 shares (converted to 1,964,090 shares of Company stock) totaling $238,591 also included 137,500 of warrants to purchase shares of Index Ltd.’s common stock (converted to 392,839 of Company warrants). Additionally, management compensation with a fair value of $274,517 for 783,500 shares of common stock (converted to 2,238,349 shares of Company stock) also included warrants of 137,000 to purchase shares of Index Ltd.’s common stock (converted to 391,410 of Company warrants). Professional fees with a fair value totaling approximately $9,900 for 28,075 shares (converted to 80,206 shares of Company stock) included warrants of 9,358 to purchase shares of Index Ltd.’s common stock (converted to 26,735 of Company warrants). All transactions were valued at fair market value in accordance with SFAS 123-R.

Since there was no public market for Index Ltd.’s stock and operations were not comparable to a peer group, the latest stock issuance price of ₤0.20, or $0.35 at a foreign currency rate of 1.7329, used in previous fundraising was used as the share market price and an exercise price of ₤0.20 or $0.35 at a foreign currency rate of 1.7329. The weighted-average fair value of warrants under the fair valued based method of $0.03, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.56%; (2) a volatility rate of 0% under the minimum value method allowed for non-public companies under SFAS 123; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price; and (6) 2 year life.

On January 20, 2006, these total warrants of 382,458 were exchanged as part of the transaction described in Note 2,  Merger  and Corporate Restructure, at a ratio of approximately 2.857 to 1 or a total of 1,092,676. The total warrants of 48,535 issued in fiscal year 2005 were exchanged for 138,655 warrants. The warrants issued in fiscal year 2006 of 333,923 were also exchanged as part of the transaction described in Note 2,  Merger and Corporate Restructure, at a ratio of approximately 2.857 to 1 or a total of 954,021 warrants.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

There was no compensation expense recorded for the exchange of these warrants since there was no modification of terms upon exchange.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at March 31, 2006 and 2005 restated for the recapitalization which occurred on January 20, 2006 at an exchange rate of one Index Ltd. share or warrant for approximately 2.857 shares or warrants of the Company’s (See Note 10).

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2004 (297,425 of Index Ltd. options)	849,701	$0.14
Granted	-	-
Exercised (Note 14)	(849,701)	0.14
Canceled or expired	-	-
Outstanding at March 31, 2005	-	$-
Granted	4,577,526	0.35
Exercised (Note 14)	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	4,577,526	$0.35

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	4,577,526	4.81	$ 0.35	2,288,763	$ 0.35

Prior to the reverse merger with Index Inc., Index Ltd. adopted a Stock Option Plan to grant options to various officers and directors. As contemplated by the Acquisition Agreements, following the completion of the acquisition the Board of Directors of Index Inc. agreed to the adoption of the Stock Option Plan and ratified it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition. Total compensation expense recorded for the issuance of these options in the fourth quarter of fiscal 2006 was $1,043,823.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

The principal terms and conditions of the share options granted under the Share Option Plan are that vesting of the options granted occurs in three stages: (1) 50% on January 20, 2006; (2) 25% on January 20, 2007; and (3) 25% on January 20, 2008. The options granted are exercisable at $0.35 per share. Furthermore, the share options granted under the Share Option Plan are generally non-transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of Index Inc.; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with Index Inc. All options have a 5 years expiring term.

Since there was no public market for the Company’s stock and operations were not comparable to a peer group prior to the acquisition, the stock issuance price for the private equity raising at the date of acquisition of $0.60 was used as the share market price and an exercise price of $0.35. The weighted-average fair value of options granted under the fair valued based method or $0.398, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.38%; (2) a volatility rate of 100%; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price; and (6) 2 year life.

NOTE 12 - EARNINGS PER SHARE

In February 2003, Index Ltd. was capitalized with 100 million shares of common stock authorized. On January 20, 2006, in a reverse merger between the Company and Index Ltd., 22,615,552 of Index Inc. stock were exchanged for 7,916,232 shares of Index Ltd. and 8,533,333 shares were issued to private investors as part of the transaction. In addition, the Company had 23,091,667 outstanding shares. The Company also issued 303,793 shares of common stock to management as compensation expense, which had been reserved for issue as part of the share exchange transaction. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the years ended March 31, 2006 and 2005, excluded from diluted earnings per share are 5,670,202 and 138,658, respectively of warrants to acquire common stock. As of March 31, 2006, there are also 4,577,526 of options to acquire the Company’s common stock that were excluded from the computation of diluted earnings per share.

The following is a calculation of basic and diluted weighted average shares outstanding:

	For the year ended March 31,
	2006	2005
Shares—basic	22,391,357	11,623,413
Dilution effect of stock option and awards at end of period	-	-
Shares—diluted	22,391,357	11,623,413
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,670,202	138,658

NOTE 13 - MAJOR CUSTOMERS

Revenues from the Company’s share of production on the Kansas properties are sold to independent crude oil purchasers. Up to June 2004, the Company’s oil production was marketed by the operator of the Kansas properties and this arrangement covered 100% of oil sales.

After July 2004, oil production was marketed by the Company directly to third party crude oil purchasers. In the period to March 31, 2005, approximately 78% of oil sales were received from two third party crude oil purchasers. In the period to March 31, 2006, approximately 91% of oil sales were received from a single crude oil purchaser.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

 NOTE 14 - RELATED PARTY TRANSACTIONS

As discussed in Note 6, total stockholder loans to Index Ltd. during the year ended March 31, 2006 and 2005 totaled $676,664 and $94,603, respectively of which $676,664 ($663,872 at the transaction date foreign currency rate of $1.8088 to ₤1.0) were converted into 1,835,117 shares of common stock in the year ended March 31, 2006. Of this amount, 50,000 shares of common stock related to directors of Index Ltd. with the remaining shares for outside investors. The $94,603 ($91,302 at the original transaction date foreign currency rate and $86,758 at the conversion date foreign currency rate) stockholder loans converted to 250,325 shares of common stock (converted to 715,143 shares of Company stock) in November 2005, together with the issue of 50,065 warrants (converted to 143,029 of Company warrants). Of these totals 119,585 shares (converted to 341,637 of Company stock) and 23,917 warrants (converted to 68,327 of Company warrants) were issued to directors of Index Ltd. Convertible notes payable at March 31, 2005, bore no interest, were unsecured and represent amounts loaned to Index Ltd. by certain stockholders.

During fiscal 2006, 687,500 shares of common stock (converted to 1,964,090 shares of Company stock) were issued for cash in the amount of $238,591. These shares also included warrants of 137,500 (converted to 392,818 of Company warrants) to purchase shares of common stock. Of these totals 126,000 shares (converted to 359,964 shares of Company stock) and 25,200 warrants (converted to 71,993 of Company warrants) were issued to directors of Index Ltd.

Management received compensation with a fair value of $274,517 for 783,500 (converted to 2,238,348 shares of Company stock) shares of common stock which also included warrants of 137,000 to purchase shares of Index Ltd.’s common stock (converted to 391,390 of Company warrants). Of these totals 753,500 shares (converted to 2,152,643 shares of Company stock and 127,000 warrants (converted to 362,821 of Company warrants) were issued to directors of Index Ltd. Professional fees paid to a stockholder with a fair value totaling approximately $9,900 for 28,075, shares (converted to 80,206 shares of Company stock) included warrants of 9,358 to purchase shares of Index Ltd.’s common stock (converted to 26,734 of Company warrants). In addition, 25,000 shares (converted to 71,421 shares of Company stock were issued for professional fees to the same stockholder with a fair value of $9,021. All transactions were valued at fair market value in accordance with SFAS 123-R.

As described above the total of 382,458 warrants of Index Ltd. were exchanged for warrants of Index, Inc. There was no compensation expense recorded for the exchange of these warrants since there was no modification of terms upon exchange.

The Company also issued 303,793 shares of common stock to management as compensation expense which was valued at $37,578.

Prior to the reverse merger with Index Inc., Index Ltd. adopted a Stock Option Plan to grant options to various officers and directors. As contemplated by the Acquisition Agreements, following the completion of the acquisition, the Board of Directors of Index Inc. agreed to the adoption of this Stock Option Plan and ratified it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition. Total compensation expense recorded for the issuance of these options in the fourth quarter of fiscal 2006 was $1,043,823.

At March 31, 2006, the Company owes various directors $1,007 for refunds of payroll taxes.

Lyndon West and Michael Scrutton, jointly and severally, guaranteed the bank loan.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 15 - SUBSEQUENT EVENTS

The Company entered into an agreement with ICP (International Capital Partners SA) to raise additional funds through a private placement of 11,000,000 shares at $1.00 per share. The private placement became open to selected existing and new investors in June 2006 and is expected to close in July 2006.

The Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman #1 from 12.5% to 15% and Taffy #2 from 7.5% to 20%.

The Company agreed to enter Phase II of the seismic reprocessing and exploration agreement, referred to in Note 1.

Index Ltd has repaid its Bank Loan.

As our Common Stock is a security registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we must solicit proxies or obtain consent or authorizations by or on behalf of our management from the holders of record of our common stock in accordance with the rules and regulations of the Exchange Act, including those prescribed in Section 14. On November 25, 2005, prior management of the Company obtained the approval of the majority of stockholders of the Company authorizing it to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 (the “Increase”). In doing so, the Company complied with Sections 78.207 and 78.209 of the Revised Statutes of the State of Nevada; however, the management failed to comply with applicable Federal securities laws set forth above. Thus, we must obtain a ratification of the increase (the “Ratification”) from our current stockholders via obtaining the consent of the majority of our current stockholders as of a certain record date, by filing a proxy statement on Schedule 14(a) and obtaining such Ratification. This proxy statement is scheduled to be filed within thirty days.

   At the transaction date of the reverse merger, an agreement was signed a stockholder of record of the Company’s stock to grant a majority of the current directors of the Company, for one year from the date of the transaction or to January 20, 2007, the authority to direct the exercise of their voting rights attaching to 5,047,130 shares of common stock in the Company. Based on this agreement, the current directors and former stockholders of Index Ltd., combined, hold greater than 50% voting rights of the shares of common stock currently in issue. Consequently, it is management’s expectation that the Ratification is expected to occur.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Oil and Natural gas Producing Activities

The following disclosures for the Company are made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 69, “Disclosures About Oil and Natural gas Producing Activities (an amendment of FASB Statements 19, 25, 33 and 39)” (“SFAS No. 69”). Users of this information should be aware that the process of estimating quantities of proved, proved developed and proved undeveloped crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved reserves represent estimated quantities of natural gas and crude oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

Proved developed reserves are proved reserves expected to be recovered, through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Estimates of proved developed and proved undeveloped reserves as of March 31, 2006, 2005 and 2004 were based on estimates made by Ancell Energy Consulting, Inc, independent petroleum engineers. Our independent engineers, Ancell Energy Consulting, Inc. are engaged by and provide their reports to our senior management team. We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review these reserve reports provided by the independent engineers to ensure completeness and accuracy. Our Chairman and Managing Director make the final decision on booked proved reserves by incorporating the proved reserves from the independent engineers’ reports.

Our relevant management controls over proved reserve attribution, estimation and evaluation include:

•	controls over and processes for the collection and processing of all pertinent operating data and documents needed by our independent reservoir engineers to estimate our proved reserves;

•
engagement of well qualified and independent reservoir engineers for review of our operating data and documents and preparation of reserve reports annually in accordance with all SEC reserve estimation guidelines; and

•	review by our chief executive officer of the independent reservoir engineers’ reserves reports for completion and accuracy.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Market prices as of each year-end were used for future sales of natural gas, crude oil and natural gas liquids. Future operating costs, production and ad valorem taxes and capital costs were based on current costs as of each year-end, with no escalation. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. Reserve data represent estimates only and should not be construed as being exact. Moreover, the standardized measure should not be construed as the current market value of the proved oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. A market value determination would include many additional factors including (a) anticipated future changes in natural gas and crude oil prices, production and development costs, (b) an allowance for return on investment, (c) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities, and (d) other business risk.

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at March 31, 2006, 2005 and 2004:

,

	For the year ended	For the year ended	For the year ended
	March 31,	March 31,	March 31,
	2006	2005	2004
Evaluated properties	$722,056	$334,080	$148,691
Unevaluated properties	356,729	76,529	189,777
Total	1,078,785	410,609	338,468
Less: accumulated depreciation, depletion, amortization	127,586	62,275	26,121
Net capitalized costs	$951,199	$348,334	$312,347

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the twelve months ended March 31, 2006, 2005 and 2004:

The following estimates of proved and proved developed reserve quantities are estimates only. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Year Ended March 31, 2004	Continuing Operations	Discontinued Operations
Acquisition costs of properties
Proved	$196,000	$-
Unproved	179,000	-
Subtotal	375,000	-
Exploration and development costs	40,516	-

Total	$415,516	$-

Year Ended March 31, 2005:
Acquisition costs of properties
Proved	$-	$-
Unproved	-	-
Subtotal	-	-

Exploration and development costs	70,540	-

Total	$486,056	$-

Year Ended March 31, 2006:
Acquisition costs of properties
Proved	$-	$-
Unproved	-
Subtotal	-

Exploration and development costs	659,376

Total	$1,145,432	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Results of Operations for Oil and Natural Gas Producing Activities

	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004
Oil and natural gas production revenues
Third-party	$191,114	$88,176	$36,989
Affiliate	-	-	-

Total revenues	191,114	88,176	36,989
Exploration expenses, including dry hole	-	-	-
Production costs	(41,953)	(23,584)	(16,201)
Impairment	-	-	(87,548)
Depreciation, depletion and amortization	(65,311)	(36,154)	(26,121)

Income (loss) before income taxes	83,850	28,438	(92,881)
Income tax provision (benefit)	-	-	-

Results of continuing operations	$83,850	$28,438	$(92,881)

Results of discontinued operations	$-	$-	$-

The results of operations for oil and natural gas producing activities excludes interest charges and general and administrative expenses. Sales are based on market prices.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Net Proved and Proved Developed Reserve Summary

The following table sets forth the Company’s net proved and proved developed reserves (all within the United States) at March 31, 2006, 2005 and 2004, and the changes in the net proved reserves for each of the two years in the period then ended as estimated by the independent petroleum consultants. See Note 3.

	Continuing Operations	Discontinued Operations
Natural gas (Bcf)(1):
Net proved reserves at April 1, 2003	-	-
Revisions of previous estimates	-	-
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	-	-

Net proved reserves at March 31, 2004	-	-
Revisions of previous estimates	-	-
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	-	-

Net proved reserves at March 31, 2005	-	-
Revisions of previous estimates	-	-
Purchases in place	0.144	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	-	-
Net proved reserves at March 31, 2006	0.144	-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Natural gas liquids and crude oil (MBbls)(2)(3):
Net proved reserves at March 31, 2003	-	-
Revisions of previous estimates	-	-
Purchases in place	12.282	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	(1.213)	-
Net proved reserves at March 31, 2004	11.069	-
Revisions of previous estimates	4.832	-
Purchases in place	-	-
Extensions, discoveries and other additions	6.758	-
Sales in place	-	-
Production	(2.068)	-
Net proved reserves at March 31, 2005	20.591	-
Revisions of previous estimates	1.566	-
Purchases in place	11.565	-
Extensions, discoveries and other additions	5.060	-
Sales in place	-	-
Production	(3.381)	-
Net proved reserves at March 31, 2006	35.401	-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(MBO)(2) equivalents(4):
Net proved reserves at March 31, 2003	-	-
Revisions of previous estimates	-	-
Purchases in place	12.282	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	(1.213)	-
Net proved reserves at March 31, 2004	11.069	-
Revisions of previous estimates	4.832	-
Purchases in place	-	-
Extensions, discoveries and other additions	6.758	-
Sales in place	-	-
Production	(2.068)	-
Net proved reserves at March 31, 2005	20.591	-
Revisions of previous estimates	1.566	-
Purchases in place	35.635	-
Extensions, discoveries and other additions	5.060	-
Sales in place	-	-
Production	(3.381)	-
Net proved reserves at March 31, 2006	59.471	-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Net proved developed reserves:
Natural gas (Bcf)(1)
March 31, 2004	-	-
March 31, 2005	-	-
March 31, 2006	0.09	-

Natural gas liquids and crude oil (MBbls)(2)(3)
March 31, 2004	5.225	-
March 31, 2005	12.354	-
March 31, 2006	28.942	-

MBO(1) equivalents(4)
March 31, 2004	5.225	-
March 31, 2005	12.354	-
March 31, 2006	30.518	-

_______________

(1)	Billion cubic feet or billion cubic feet equivalent, as applicable.

(2)	Thousand barrels.

(3)	Includes crude oil, condensate and natural gas liquids.

(4)
Natural gas volumes have been converted to equivalent natural gas liquids and crude oil volumes using a conversion factor of six thousand cubic feet of natural gas to one barrel of natural gas liquids and crude oil.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on natural gas and crude oil reserve and production volumes estimated by the independent petroleum reservoir engineers. This information may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the standardized measure of discounted future net cash flows be viewed as representative of the current value of the Company’s oil and natural gas assets.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of natural gas and crude oil reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and natural gas producing activities.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s natural gas and crude oil reserves for the years ended March 31, 2006, 2005 and 2004:

	Continuing Operations	Discontinued Operations
	(in $’000)
March 31, 2004:
Future cash inflows	$388.191	$-
Future production costs	(175.306)	-
Future development costs	(64.365)	-

Future net cash flows before income taxes	148.520	-
Future income taxes	-	-

Future net cash flows	148.520	-
Discount to present value at 10% annual rate	35.202	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$113.318	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	Continuing	Discontinued
	Operations	Operations
March 31, 2005:
Future cash inflows	$1,088.787	$-
Future production costs	(474.193)	-
Future development costs	(131.248)	-

Future net cash flows before income taxes	483.346	-
Future income taxes	-	-

Future net cash flows	483.346	-
Discount to present value at 10% annual rate	131.571	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$351.775	$-

	Continuing	Discontinued
	Operations	Operations
March 31, 2006:
Future cash inflows	$3,080.376	$-
Future production costs	(855.120)	-
Future development costs	(515.632)	-

Future net cash flows before income taxes	1,709.624	-
Future income taxes	-	-

Future net cash flows	1,709.624	-
Discount to present value at 10% annual rate	362.391	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,347.233	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, 2006, 2005 and 2004:

	Continuing	Discontinued
	Operations	Operations
(in $’000)
Balance, April 1, 2003	$-	$-
Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	(20.788)	-
Net changes in prices and production costs	-	-
Extensions, discoveries, additions and improved recovery, net of related costs	-	-
Development costs incurred	40.516	-
Revisions of previous quantity estimates and development costs	-	-
Accretion of discount	-	-
Net change in income taxes	-	-
Purchases of reserves in place	93.590	-
Sales of reserves in place	-	-
Changes in timing and other	-	-

Balance, March 31, 2004	$113.318	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	$(64.592)	$-
Net changes in prices and production costs	155.685	-
Extensions, discoveries, additions and improved recovery, net of related costs	81.085	-
Development costs incurred	70.540	-
Revisions of previous quantity estimates and development costs	(3,657)	-
Accretion of discount	(2.291)	-
Net change in income taxes	-	-
Purchases of reserves in place	-	-
Sales of reserves in place	-	-
Changes in timing and other	1.687	-

Balance, March 31, 2005	$351.775	$-

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	$(149.200)	$-
Net changes in prices and production costs	92.288	-
Extensions, discoveries, additions and improved recovery, net of related costs	86.546	-
Development costs incurred	659.376	-
Revisions of previous quantity estimates and development costs	(412.504)	-
Accretion of discount	(97.672)	-
Net change in income taxes	-	-
Purchases of reserves in place	813.43	-
Sales of reserves in place	-	-
Changes in timing and other	3.194	-

Balance, March 31, 2006	$1,347.233	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 31, 2006.

Name	Age	Position
Michael Scrutton (1)	60	Director
Daniel Murphy (1)	63	Director, Chairman of the Company
Lyndon West (1)	46	Director, Chief Executive Officer
Andrew Boetius (1)	42	Director, Chief Financial Officer
David Jenkins (1)	56	Director

(1) Each of the directors and officers of the Company was appointed to his position effective as of January 20, 2006.
(2) In connection with the acquisition transaction of Index Oil & Gas Ltd. by Index, Mr. John Briner resigned as a director and officer of the Company, effective as of February 7, 2006.
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

Mr. Lyndon West, who founded Index Ltd. in February of 2003, has been the Chief Executive Officer of the Company since January 20, 2006. From October of 1998 to December of 2003, Mr. West was employed at IHS Energy as New Venture Services Practice Director, and prior thereto as a CEO of IHS Energy’s International Division. In this position, he was responsible for the development of business relations worldwide. Prior thereto, from June of 1987 to October of 1998, Mr. West was employed at IEDS Limited, a company which he co founded, as the Managing Director. In this position, he was responsible for developing business direction and strategy implementation for the company. IEDS Limited was subsequently acquired by IHS Energy in 1998. Mr. West has 25 years of experience in the Oil and Gas Industry.

Mr. Andrew Boetius, a UK Chartered Management Accountant, has been the Chief Financial Officer and a Director of the Company since January 20, 2006. From September of 1988 to March of 2002, Mr. Boetius was employed at Amerada Hess Limited (“Amerada”), a UK subsidiary of Amerada Hess Corporation. Mr. Boetius has held a number of roles during his career with Amerada Hess Corporation, both in its upstream and downstream businesses. In addition, from February of 1999 to June 2002, he was the Finance Director for Amerada’s UK Energy Marketing and Trading business. Mr. Boetius was a part of the management team that divested this business to the TXU Group in March 2002. He remained in his role after the divesture to TXU Group through June of 2002. Subsequently Mr. Boetius performed an interim management role for a UK business in the Fortum Group. Mr. Boetius joined Index Ltd. as a Director on its inception in February of 2003. Prior to 1988, Mr. Boetius worked for the UK divisions of GEC group.

Mr. David Jenkins has been a Director of the Company since January 20, 2006. From December of 2002, to July of 2005, Mr. Jenkins was the President of Exploration Performance LLC (“Exploration Performance”), a Houston consulting company specializing in design and implementation of complete, integrated global exploration processes for oil and gas companies desiring to improve their exploration performance or to expand their exploration business. Mr. Jenkins areas of consultancy services included goal setting, strategy development, project evaluation, portfolio risk analysis, budget optimization, project implementation and post-audit analysis. Exploration Performance’s clients included Marathon Oil Company, Norsk Hydro, Robertson Research International, CNODC, IHS Energy and Fairfield Geophysical.

During the same period, he also acted as the Technical Director of Index Ltd.. As result of his industry contacts, Index Ltd. had acquired an interest in two assets in Stafford County, Kansas and in South Texas. Prior to December 2002, he was employed at Conoco Phillips Inc. (“Conoco”) for 28 years in a number of senior management positions. Mr. Jenkins was instrumental in developing the integrated exploration processes, which resulted in Conoco becoming an industry leader in terms of commercial success rate and the number of significant oil field discoveries. In addition Mr. Jenkins was responsible for the analysis that led to major discoveries in the Gulf of Paria and in the CUU Long basins in Vietnam. Mr. Jenkins has also participated in evaluation of projects for Conoco, which included the evaluation and ranking of over 50 basins and 100+ oil exploration plays. Mr. Jenkins has 31 years of experience in global hydrocarbon exploration.

Dr. Michael Scrutton has been a Director of the Company since January 20, 2006. From 1969 to the end of 2002, Dr. Scrutton was employed by the Robertson Research Group (“Robertson”), a leading British consulting company involved in the upstream oil and gas business. During his tenure with Robertson, he became a director of the Robertson Research Holdings Ltd. and several of its subsidiary companies. In his employment with Robertson, he has fulfilled a variety of technical, management, planning and business development roles. From 1970 to 1986 he worked from Robertson's offices in Singapore, Indonesia and the United States of America, returning to the head office in North Wales in 1986. Dr. Scrutton is a geologist by training and during his 33 years of involvement in the upstream petroleum business, has gained experience in most of the world's oil and gas provinces.

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

Code of Ethics

On March 31, 2006 the Company’s Board of Directors adopted a formal Code of Ethics and Business Conduct that applies to its Chief Executive Officer and Chief Financial Officer, as well as to the directors, officers and employees of the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act as of March 31, 2006:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Au E Mon (1)	2	2	0
Evon Au (1)	2	2	0
David F. Knapfel (1)	1	1	0
John Briner (1)	1	1	0
Lyndon West	1	1	0
Andrew Boetius	1	1	0
Daniel Murphy	1	1	0
Michael Scrutton	1	1	0
David Jenkins	1	1	0

(1) Au E Mon, Evon Au and David F. Knapfel resigned as directors and/or officers of the Company, effective as of November 23, 2005.
(2) John Briner resigned as director and/or officer of the Company, effective as of February 7, 2006.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended March 31, 2006 and December 31, 2005 and 2004:

						Long-term compensation
					Other			All other
				Other	Restricted	Options	LTIP	Compensa-
Name & Principal		Salary	Bonus	Compen-	Stock	SARs	payouts	tion
Position	Year	$	$	sation	Awards ($)	(#)	($)	($)

Lyndon West (1)	2006	90,909	--	$12,526	--	741,292	0	0
CEO and Director	2005	--	--	--	--	--	--	--
	2004	--	--	--	--	--	--	--

Andrew Boetius (2)	2006	90,909	--	$12,526	--	741,292	0	0
Chief Financial	2005	--	--	--	--	--	--	--
Officer, Secretary	2004	--	--	--	--	--	--	--

Evon Au (3)	2006	--	--	--	--	--
Interim President &	2005	0	0	0	0	0	--	--
Chief Exec. Officer	2004	390	--	--	--	--

(1)	The Company granted 101,265 shares of Common Stock to Lyndon West as compensation expense, effective as of January 20, 2006 valued at $12,526.
(2)	The Company granted 101,264 shares of Common Stock to Andrew Boetius as compensation expense, effective as of January 20, 2006 valued at $12,526.
(3)	Evon Au resigned as the Company’s CEO effective as of November 23, 2005.

Compensation of Directors

With the exception of Michael Scrutton and David Jenkins, we do not currently pay our directors for attending meetings of our Board of Directors, although we expect to adopt a policy for compensating directors for attending meetings of our Board of Directors in the future.

On March 14, 2006, the directors ratified a prior approval of the Company’s Stock Option Plan, the terms of which are described under “Securities Authorized for Issuance Under Equity Compensation Plans”. To date, we have granted an aggregate amount of 4,577,526 options to all of our Directors under the Stock Option Plan. Each of these options has an exercise price of $0.35 per share. 50% of the options vested on January 20, 2006. The options expire pursuant to the terms of the Stock Option Plan which are described under the aforementioned Stock Option Plan section below.

Employment Agreements

On January 20, 2006, Index Oil & Gas Ltd., a subsidiary of Index Oil, which was acquired pursuant to the Acquisition Transaction by and between Index Oil & Gas Ltd. and Index Oil & Gas Inc. entered into employment and consulting agreements, with the following five directors of Index Ltd. that provide for total aggregate minimum annual salaries of $284,694, which became effective as of January 1, 2006. In connection with these agreements, the aforementioned directors of Index Ltd. will serve as directors of Index Oil and will be compensated for the provision of consulting services to the Company pursuant to the agreements entered into with Index Oil & Gas Ltd.:

•
Mr. West and Mr. Boetius. The agreements provide for Mr. West and Mr. Boetius to receive each an annual salary of $90,909 per year. Mr. West’s and Mr. Boetius’ employment agreements provide for continuous employment without a set date of termination. Index Ltd. may terminate Mr. West’s or Mr. Boetius’ employment when Mr. West or Mr. Boetius respectively reach such age as Index’s Board of Directors determines as the appropriate retirement age for the senior employees of company. Mr. West and Mr. Boetius may terminate their employment with the company upon not less than 3 months notice. Additionally, Index may terminate Mr. West’s and/or Mr. Boetius’ employment agreement upon not less than 6 months notice. Pursuant to Termination of Control protection, upon termination of Mr. West’s or Mr. Boetius’ employment due to a change of control of Index, Mr. West and/or Mr. Boetius are entitled to severance pay. The severance pay is equal to four times the amount of Mr. West’s or Mr. Boetius’ compensation package, respectively, as defined in the agreements;

•
A full time Employment Agreement with Mr. Murphy. The agreement provides for Mr. Murphy to receive an annual salary of $75,000 per year. Mr. Murphy’s is employed continuously by Index Ltd. without a set date of termination; however, his employment is terminated immediately upon his death or permanent disability. Index Ltd. may also terminate Mr. Murphy’s employment upon six months notice. Mr. Murphy may terminate his employment upon 3 months notice to Index Ltd. Pursuant to his employment agreement, Index Ltd. provides Mr. Murphy with Directors Liability Insurance and contributes to his Private pension plan. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Murphy to receive an amount equivalent to 4 times of annual compensation amount; and

•
A non executive director Service Agreement with Mr. Jenkins and Mr. Scrutton. The Agreements provide for Mr. Jenkins to receive a salary of $1,050 per month, and Mr. Scrutton to receive a salary of $1,091 per month. Mr. Jenkins’ and Mr. Scrutton’s employment is terminated immediately upon their death or permanent disability. Index Ltd. may also terminate Mr. Jenkins’ or Mr. Scrutton’s employment upon three months written notice. Mr. Jenkins and Mr. Scrutton may terminate their employment upon 3 months written notice to Index Ltd. Pursuant to their employment agreements Index Ltd. will provide Mr. Jenkins and Mr. Scrutton with Directors Liability Insurance and will contribute to their Private pension plans. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Jenkins and Mr. Scrutton to achieve vesting of their unvested stock options up to the date of termination.

* Compensation amounts are based on salaries that are to be paid in British Pounds. All executive compensation amounts were translated into U.S. dollars at the average exchange rate prevailing during the applicable periods presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on July 6, 2006 and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of July 6, 2006. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1) (2)	Percentage of Class

Lyndon West c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	CEO and Director	5,060,379 (4)	9.14%
Andrew Boetius c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Chief Financial Officer and Director	1,999,261 (5)	3.62%
Daniel Murphy c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Director and Chairman of the Board	993,488 (3)	1.81%
Michael Scrutton c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Director	2,636,417 (7)	4.84%
David Jenkins c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Director	1,203,172 (6)	2.21%
Douglas Wordsworth 44 Heath Lane, Little Sutton, Ellesmere Port, Cheshire, UK CH66 NT.	Common Stock		3,829,433 (8)	7.05%
All Officers and Directors As a Group (5 persons)			11,892,711	21.62%

(1) This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the stockholders for a vote.
(2) Applicable percentage ownership is based on 54,544,345 shares of Common Stock outstanding as of July 6, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of July 6, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 6, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes (i) warrants to purchase 66,662 shares of Common Stock of the Company exercisable at $0.14 per share and (ii) options to purchase 555,435 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(4) Includes (i) warrants to purchase 266,380 shares of Common Stock of the Company exercisable at $0.14 per share, (ii) options to purchase 741,292 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 101,265 shares of Common Stock granted as executive bonus compensation.
(5) Includes (i) warrants to purchase 124,488 shares of Common Stock of the Company exercisable at $0.14 per share, (ii) options to purchase 741,292 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 101,264 shares of Common Stock granted as executive bonus compensation.
(6) Includes (i) warrants to purchase 12,539 shares of Common Stock of the Company exercisable at $0.14 per share, (ii) options to purchase 100,056 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 101,264 shares of Common Stock granted as executive bonus compensation.
(7) Includes (i) warrants to purchase 33,095 shares of Common Stock of the Company exercisable at $0.14 per share and (ii) options to purchase 150,688 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(8) Includes warrants to purchase 42,126 shares of Common Stock of the Company exercisable at $0.14 per share which are presently exercisable or exercisable within 60 days.

Options/SARs Grants During Last Fiscal Year

The following table sets forth the individual grants of stock options for each of the below named executive officers, as of March 31, 2006. No stock options were exercised during the period ending March 31, 2006.

	Individual Grants
Name	Number of Total Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
Lyndon West	1,482,584	36.37%	$0.35	1/20/2011
Andrew Boetius	1,482,584	36.37%	$0.35	1/20/2011
Daniel Murphy	1,110,871	27.25%	$0.35	1/20/2011
David Jenkins	200,112	-	$0.35	1/20/2011
Michael Scrutton	301,375	-	$0.35	1/20/2011

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the named executive officers and directors, information concerning the number of shares received during fiscal year ended March 31, 2006 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on March 31, 2006.

	Shares Acquired	Value	Number of Securities Underlying Options at Year End (#)		Value of In The Money Options at Year End ($)(2)
Name	on Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Lyndon West	-	-	741,292	741,292	$852,486	$852,486
Andrew Boetius	-	-	741,292	741,292	$852,486	$852,486
Daniel Murphy	-	-	555,435	555,435	$638,750	$638,750
David Jenkins	-	-	150,688	150,688	$173,291	$173,291
Michael Scrutton	-	-	100,055	100,055	$115,063	$115,063

(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date.

(2) Based on the difference between the option exercise price of $0.35 and the closing sale price of $1.50 of our common stock as reported on the OTC Bulletin Board on March 31, 2006, the last trading day of our 2006 fiscal year.

2006 Incentive Stock Option Plan

As contemplated by the Acquisition Agreement, following the completion of the Acquisition on January 20, 2006, the Company’s Board of Directors agreed to the adoption of the 2006 Incentive Stock Option Plan and ratified it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries. Pursuant to the 2006 Incentive Stock Option Plan, the Company granted options to purchase an aggregate of 4,577,526 shares of Common Stock at $0.35 per share to the newly appointed directors and officers that held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition, as well as to the newly appointed directors and officers of the Company.

The principal terms and conditions of the stock options granted under the 2006 Incentive Stock Option Plan are that vesting of the options granted to Directors of the Company occurs in three stages: (1) 50% on January 20, 2006; (2) 25% on January 20, 2007; and (3) 25% on January 20, 2008. The options granted are exercisable at $0.35 per share. Furthermore, the stock options granted under the 2006 Incentive Stock Option Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or (5) 12 months after the retirement of the options holder from a position with Index Oil.

Of the options to purchase an aggregate of 4,577,526 shares of Common Stock that were granted, the following stock options have been granted to directors of the Company:

Lyndon West	1,482,584 options
Andrew Boetius	1,482,584 options
Daniel Murphy	1,110,871 options
David Jenkins	200,112 options
Michael Scrutton	301,375 options

Stock Grants

Effective as of January 20, 2006, the Company granted bonus awards, in the form of shares of common stock of the Company as follows: 101,265 to Mr. Lyndon West and 101,264 to each of Messrs. Andrew Boetius and David Jenkins, in consideration of Index Ltd. reaching certain performance objectives.

Item 13. Certain Relationships and Related Transactions

The following related party transactions occurred from January 1, 2004 to January 20, 2006.

In March of 2004, a total of 1,000,000 shares were issued to the Company’s officers and directors in consideration of $.005 per share, or a total of $5,000 in cash. In addition, Au E-Mun, Evon Au and Evelyn Au, former officers, directors and founders of Chinadoll, Inc. Sdn. Bhd., a privately held Malaysian corporation, assigned all of their right, title and interest in and to the Malaysian corporation to the Company at no cost to the Company.

On April 28, 2004, David Knapfel, a former officer and director of the Company, loaned the Company a total of $40,000 pursuant to the Promissory Note Agreement entered into with the Company, for the purpose of securing the lease and opening of Thai Pasta Sdn. Bdh.’s first restaurant. The loan was repaid in full from the proceeds of the Company’s initial public offering, registered with the U.S. Securities and Exchange Commission on Form SB-2 and completed in November 2004.

Total stockholder loans to Index Ltd. during the fiscal years ended March 31, 2006 and 2005 totaled $676,664 and $94,603, respectively, of which $676,664 ($663,872 at the transaction date foreign currency rate of $1.8088 to ₤1.0) were converted into 1,835,117 shares of common stock in the fiscal year ended March 31, 2006. Of this amount, 50,000 shares of common stock related to directors of Index Ltd. with the remaining shares for outside investors. The $94,603 ($91,302 at the original transaction date foreign currency rate and $86,758 at the conversion date foreign currency rate) stockholder loans converted to 250,325 shares of common stock in November 2005, together with the issue of 50,065 warrants. Of these totals 119,585 shares and 23,917 warrants were issued to directors of Index Ltd. Convertible notes payable at March 31, 2005, bore no interest, were unsecured and represent amounts loaned to Index Ltd. by certain stockholders. For more information please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Notes 6 and 14 of the Notes to the Consolidated Financial Statements.

During fiscal year ended March 31, 2006, 687,500 shares of common stock were issued for cash in the amount of $238,591. These shares also included warrants of 137,500 to purchase shares of common stock. Of these totals 126,000 shares and 25,200 warrants were issued to directors of Index Ltd. For more information please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Notes 6 and 14 of the Notes to the Consolidated Financial Statements.

Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Item 14. Principal Accounting Fees and Services

Audit Fees

We incurred the following fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-Q and financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings: approximately $52,500 and $37,000 for the fiscal years ended March 31, 2006 and March 31, 2005, respectively.

Audit-Related Fees

We incurred no fees for the period from March 31, 2005 to March 31, 2006 for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees”.

Tax Fees

We incurred approximately $200 in tax fees for the period ended December 31, 2005 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning. We did not incur any tax fees for the fiscal period ended March 31, 2006 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning as Index has not yet filed their current tax return.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the fiscal years ended March 31, 2006 and March 31, 2005.

Audit Committee Pre-Approval Policies and Procedures

As of the fiscal year ended March 31, 2006 the Company has not formed an Audit Committee nor has it appointed any members of its Board of Directors to such committee. It is expected, that the Company’s Audit Committee will be formed and will hold its first meeting sometime in the fiscal year of 2007. Prior to the initial meeting of the Audit Committee, the fees for audit services were approved by our board of directors and the full board met to discuss the financials statements filed on Forms 10-QSB and 10-KSB.  At our first Audit Committee meeting the board of directors expects to establish a policy to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval will be provided for these services for the next four months. The Company’s board of directors expects to require the independent auditor and management to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. It is further expected, that the chair of the Audit Committee will also be authorized, pursuant to delegated authority, to pre-approve services on a case-by-case basis, and that such approvals will be communicated to the full Audit Committee at its next meetings.  We believe that Russell Bedford Stefanou Mirchandani LLP’s services and Esther Yap & Co.’s services under the category “All Other Fees” were compatible with Russell Bedford Stefanou Mirchandani LLP and Esther Yap & Co. maintaining its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The following financial statements for Index Oil and Gas, Inc. are filed as a part of this report:

Consolidated Balance Sheets-- March 31, 2006 and March 31, 2005

Consolidated Statements of Losses--Years ended March 31, 2006 and 2005

Consolidated Statements of Stockholders' Equity-- Years ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows-- Years ended March 31, 2006 and 2005

2.	Consolidated Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	The following documents are included as exhibits to this report.

Exhibit Number	Description
3(i)1*
Amendment to the Articles of Incorporation of Index Oil & Gas Inc. (the "Company"), dated November 28, 2005, changing the name of the Company from Thai One On Inc. to Index Oil & Gas Inc., and increasing the number of authorized shares from 25,000,000 to 75,000,000.

.
3(i)(2)	Articles of Incorporation of Index Oil & Gas Inc. (3)

3(ii)	By-laws of Index Oil & Gas Inc. (3)

10.1*	Acquisition Agreement between Index Oil and Gas Inc., certain Stockholders of Index Oil & Gas Ltd., and Briner Group Inc. dated January 20, 2006.

10.2*	Form of Share Exchange Agreement entered into by and between Index Oil & Gas Inc. and certain Index Oil & Gas Ltd. stockholders.

10.3*+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Lyndon West, dated January 20, 2006.

10.4*+	Employment Agreement entered into by and between Index Oil & Gas Ltd. Ltd. and Andrew Boetius, dated January 20, 2006.

10.5*+	Employment Agreement entered into by and between Index Oil & Gas Ltd. Ltd. and Daniel Murphy, dated January 20, 2006.

10.6*+	Non Executive Director Service Agreement entered into by and between Index Oil & Gas Ltd. and David Jenkins, dated January 20, 2006.

10.7*+	Non Executive Director Service Agreement entered into by and between Index Oil & Gas Ltd. and Michael Scrutton, dated January20, 2006.

10.8*	Form of Subscription Agreement dated as of January 20, 2006.

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil & Gas Inc. adopted by the Company’s Board of Directors on March 31, 2006. (2)

21.1	List of subsidiaries of the Company. (1)

23.1	Consent of Ancell Energy Consulting, Inc. (Filed herewith) (1).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Incorporated by reference to the Amended Current Report filed on Form 8-K/A with the SEC on March 15, 2006.
+ Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K
(1) Filed Herewith
(2) Incorporated by reference to the Annual Report filed on Form 10-KSB with the SEC on March April 10, 2006.
(3) Incorporated by reference to the Registration Statement filed on Form SB-2 with the SEC on May 24, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL & GAS, INC.

Date: July 14, 2006	By:	/s/ Lyndon West
Lyndon West
President and Chief Executive Officer

INDEX OIL & GAS, INC.

Date: July 14, 2006	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Murphy		July 14, 2006
Daniel Murphy	Chairman of the Board

/s/ Lyndon West	Chief Executive Officer and Director	July 14, 2006
Lyndon West

/s/ Andrew Boetius	Chief Financial Officer and Director	July 14, 2006
Andrew Boetius

/s/	Director	July 14, 2006
Michael Scrutton

/s/	Director	July 14, 2006
David Jenkins

48