Form 10QSB
period 2006-06-30
Index Oil & Gas Inc.
filed 2006-08-11
CIK 1289255

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended: June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                For the transition period from _________ to ___________

                                            Commission file number 000-51430

INDEX OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0815369 (I.R.S. Employer Identification No.)

10000 Memorial Drive, Suite 440 Houston, Texas 77024 (Address of principal executive offices)

(713) 683-0800
(Issuer’s telephone Number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 3, 2006, there were outstanding 54,544,345 shares of Common Stock.

Item 1. Financial Statements:
INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,913,828	$5,536,006
Trade receivables, net of allowance for doubtful accounts of $0	37,375	12,501
Other receivables	56	6,254
Other current assets	17,500	8,600
Total Current Assets	4,968,759	5,563,361

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 3, 6 and 13)	1,099,969	951,199
Property and Equipment, net of accumulated depreciation (Notes 2 and 3)	1,564	1,727
Total Oil & Properties and Property and Equipment	1,101,533	952,926

Total Assets	$6,070,292	$6,516,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$306,228	$555,452
Bank loan (Notes 5 and 11)	-	48,569
Other current liability (Note 11)	-	1,007
Total Current Liabilities	306,228	605,028

Long-Term Liabilities:
Asset Retirement Obligation (Notes 2 and 6)	25,300	25,300
Total Liabilities	331,528	630,328

Commitments and Contingencies (Note 7)	-	-

Stockholders Equity: (Notes 5, 7, 8, 9 and 13)
Common stock, par value $0.001, 75 million shares authorized , 54,544,345 issued and outstanding at June 30, 2006 and March 31, 2006, respectively (see Note 7)	54,544	54,544
Additional paid in capital	8,557,637	8,387,306
Accumulated deficit	(2,894,982)	(2,575,581)
Other comprehensive income (Notes 2 and 4)	21,566	19,690
Total Stockholders' Equity	5,738,764	5,885,959

Total Liabilities and Stockholders' Equity	$6,070,292	$6,516,287

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Revenue: (Note 12)
Oil sales	$70,457	$47,397

Operating Expenses:
Operating costs	23,916	7,479
Depreciation and amortization (Note 3)	21,548	23,882
General and administrative expenses (Note 2)	387,999	96,568
Total Operating Expenses	433,463	127,929

Loss from Operations	(363,006)	(80,532)

Other Income (Expense):
Interest income	43,605	257
Total Other Income (Expense)	43,605	257

Loss before Income Taxes	(319,401)	(80,275)

Income Taxes Benefit	-	-

Net Loss	$(319,401)	$(80,275)

Loss per share (Note 10):
Basic and assuming dilution	$(0.01)	$(0.01)
Weighted average shares outstanding (Note 7):
Basic and assuming dilution	54,544,345	12,303,674

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities:
Net loss	$(319,401)	$(80,275)
Adjustments to reconcile net loss to net cash provided by (Used In) operating activities:
Non cash stock based compensation cost	170,331	-
Depreciation and amortization	21,548	23,882
(Increase) decrease in receivables	(27,160)	5,509
Increase (decrease) in accounts payable and accrued expenses	(254,083)	59,593
Net Cash Provided By (Used In) Operating Activities	(408,765)	8,709

Cash Flows From Investing Activities:
Payments for oil and gas properties and property and equipment	(170,155)	(8,576)
Net Cash (Used In) Investing Activities	(170,155)	(8,576)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	-	676,664
Proceeds from bank term debt		51,374
Repayment of bank term debt	(51,797)	-
Payment of debt issue costs	-	(22,813)
Net Cash Provided by (Used In) Financing Activities	(51,797)	705,226

Effect of exchange rate changes on cash and cash equivalents	8,539	(9,763)

Net Increase/(Decrease) in Cash and Cash Equivalents	(622,178)	695,596

Cash and cash equivalents at beginning of period	$5,536,006	$8,673
Cash and cash equivalents at the end of period	$4,913,828	$704,269

Supplemental Disclosures of Cash Flow Information:
Cash (received) during the period for interest	$(43,605)	$(257)
Cash paid during the period for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non cash stock based compensation cost	$170,331	$-

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Index Oil & Gas Limited (“Index Ltd.”) was incorporated on February 21, 2003 in the United Kingdom. Index Ltd. invested in a 5% working interest in oil and gas leases covering approximately 8,500 acres located in Stafford County, Kansas (“Kansas properties”) in July 2003. In August 2003, Index Oil & Gas USA, LLC (“Index USA”) was formed and the Kansas properties were transferred into this wholly owned subsidiary. Index Ltd. is participating in an ongoing drilling program on these properties. Additionally, Index Investments North America Inc. (“Index Investments”) and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments, were both formed in fiscal year 2005 for future potential investments in the United States. Index Ltd. comprises a United Kingdom holding company, which provides management services and United States operating subsidiaries, which are engaged in the exploration for, development, production and sale of oil and natural gas. Index Ltd. does not currently operate any of its properties and sells its oil production to domestic crude oil purchasers.

In August 2005, Index Ltd.’s U.S. subsidiaries entered into agreements to participate in the drilling of four wells in Texas and Louisiana. The first of these commenced drilling in December 2005 and is awaiting completion and pipeline installation. A subsidiary of Index Ltd. has been participating in an ongoing drilling program on the Stafford County, Kansas properties. Subsequent to the three months ended June 30, 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman #1 from 12.5% to 17% and Taffy #2 from 7.5% to 20%.

In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai then acquired a wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately-held Malaysian company (“Thai Pasta”), from an officer and director of Thai. Thai Pasta commenced operations as a restaurant operator in June 2004, but subsequently ceased operations in the fourth quarter of 2005. In November 2005, a Letter of Intent agreement was entered into for the proposed acquisition (“the Letter of Intent”) of all outstanding shares of Index Ltd.’s common stock by Thai. Subsequently, Thai changed its name from Thai One On Inc. to Index Oil and Gas, Inc (the “Company” or “Index Inc.”). At December 31, 2005, Thai had 33,220,000 shares of common stock, $0.001 par value per share (the “Common Stock”), issued and outstanding.

On January 20, 2006, the stockholders of Index Ltd. entered into Acquisition and Share Exchange Agreements (“Acquisition Agreements”, the “Transaction”, or “Merger”) with the Company.

Prior to the Merger, the Company’s year end for accounting purposes was December 31, 2005. As a result of the Merger, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Index Ltd. was deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger is a recapitalization of Index Ltd.’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Index was the surviving entity. The total purchase price and carrying value of net assets acquired was $1,578. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Acquisition Agreements, all previously outstanding equity stock owned by Index Ltd.’s stockholders were exchanged for an aggregate of 22,615,552 shares of the Company’s Common Stock and all issued warrants to purchase shares of equity stock in Index Ltd. were exchanged for 1,092,676 warrants to purchase shares of Common Stock of the Company. As part of the Transaction it was agreed that, subsequent to the Transaction 10,128,333 shares of common stock held by the former directors and officers of the Company would be retired and subsequently canceled by the transfer agent for the Company. In January 2006, the Company retired 10,128,333 shares of Common Stock leaving 23,091,667 shares of Common Stock issued and outstanding.

The value of the Common Stock issued pursuant to the Transaction was the historical cost of the Company's net tangible assets of $1,578, which did not differ materially from their fair value. The total consideration paid of $1,578 is summarized further below.

January 20, 2006
Common stock retained by Index, $0.001 par value per share	$23,092
Assets acquired	(23,500)
Liabilities assumed	1,986
Total consideration paid	$1,578

In accordance with Statement of Position 98-5 (“SOP 98-5”), the Company expensed $1,578 as organization costs.

In addition, the Company also completed a private placement on January 20, 2006 for 8,533,333 shares of $0.001 par value common stock of the Company at a price of $0.60 per share for the aggregate sum of $5,120,000.

During the year ended March 31, 2006, the Company entered into two agreements: 1) a Seismic Reprocessing and Exploration Agreement (”Seismic Reprocessing Agreement”) with Advanced Drilling Concepts (“ADC”) covering prospective areas in the U.S. Gulf Coast; and (2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas. The Seismic Reprocessing Agreement provides for two phases: Phase 1: participation in the reprocessing of 105 square miles of existing data in conjunction with two other experienced industry partners already working with ADC, in addition to, the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest; and Phase 2: within 90 days of the date of the Seismic Reprocessing Agreement, the option to participate in a further 121 square miles of reprocessing on the same as is and to take up to a 12.5% working interest in any prospects generated, again at Index's option. During the three months ended June 30, 2006, the Company committed to exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2006 and March 31, 2006 and for the three months ended June 30, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore, and Thai Pasta (inactive), after eliminating all significant intercompany accounts and transactions. Results of operations are included from the date of incorporation and to the extent of differences in dates of incorporation, the results of operations for the three months ended June 30, 2006 are not comparable with June 30, 2005. For the reverse merger between the Company and Index Ltd. at January 20, 2006 the stockholder’s equity section and earnings per share in the Condensed Consolidated balance sheet at June 30 and March 31, 2006 were restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.

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

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Our balance sheet at March 31, 2006 is derived from the March 31, 2006 audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts was $0 at June 30, 2006 and March 31, 2006.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at June 30, 2006 and 2005. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at June 30, 2006 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three months ended June 30, 2006 and 2005. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. No ceiling test write-down was recorded for the three months ended June 30, 2006 and 2005. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

plant and equipment are recorded in the period incurred. The net book value of the property, plant and equipment that is retired or sold is charged to accumulated depreciation and amortization, and the difference is recognized as a gain or loss in the results of operations in the period the retirement or sale transpires.

Segment Information

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal period-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal quarter. Translation adjustments are included in Accumulated other comprehensive loss in the equity section of the balance sheet with the corresponding foreign currency transaction (losses)/gains included in - other comprehensive loss - foreign currency translation in the statement of operations and totaled $21,566 and $26,382 at June 30, 2006 and 2005, respectively.

Stock Based Compensation

In determining our accounting policies, the Company chose to apply the intrinsic value method pursuant to Accounting Standards Board (“APB”) APB No. 25, “Stock Issued to Employees” (“APB No. 25”) effective February 2003. Under APB No. 25, no compensation is recognized when the exercise price for options granted equals the fair value of the Company’s common stock on the date of the grant. Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permit the continued use of the method prescribed by APB No. 25, but require additional disclosure, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. Although the Company applied the intrinsic method in accounting for stock issued to employees, it does record compensation expense for the difference between the fair market value and the exercise price at the date of the grant using the Black Scholes valuation model. There was no pro forma impact for the three months ended June 30, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS-123R”). This statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006 and to the unvested portion of all awards granted prior to that date. The Company adopted this statement using the modified version of the prospective application (modified prospective application). Under the modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original fair market value of those awards on the date of grant as calculated for recognition under SFAS 123. The compensation cost for these earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS 123. The impact of adoption of SFAS-123R decreased income from operations and income before income taxes and net income by $170,331 for the three months ended June 30, 2006 and there was no impact on the Condensed Consolidated Statement of Cash Flows. The effect on net income per share for basic and diluted is $0.01. See Note 10 of the notes to the Condensed Consolidated Financial Statements for additional disclosure.

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-A replacement of APB Opinion No. 20 (APB 20) and FASB Statement No. 3 (SFAS 154). In order to enhance financial reporting consistency between periods, SFAS 154 modifies the requirements for the accounting and reporting of the direct effects of changes in accounting principles. Under APB 20, the cumulative effect of voluntary changes in accounting principle was recognized in net income in the period of the change. Unlike the treatment previously prescribed by APB 20, retrospective application is now required, unless it is not practical to determine the specific effects in each period or the cumulative effect. If the period specific effects cannot be determined, it is required that the new accounting principle must be retrospectively applied in the earliest period possible to the balance sheet accounts and a corresponding adjustment be made to the opening balance of retained earnings or another equity account. If the cumulative effect cannot be determined, it is necessary to apply the new accounting principles prospectively at the earliest practical date. If it is not feasible to retrospectively apply the change in principle, the reason that this is not possible and the method used to report the change is required to be disclosed. The statement also provides that changes in accounting for depreciation, depletion or amortization should be treated as changes in an accounting estimate inseparable from a change in accounting principle and that disclosure of the preferability of the change is required. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted this FASB on April 1, 2006. The adoption of this pronouncement did not materially impact the Company’s operating results, financial position or cash flows.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Not Yet Adopted

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at June 30, 2006.

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

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company has not yet determined the impact the Company’s Condensed Consolidated financial position or results of operations.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at June 30, 2006 and March 31, 2006 consist of the following:

	June 30, 2006	March 31, 2006
Subject to depletion-onshore	$749,485	$722,056
Not subject to depletion-onshore:
Exploration costs	379,532	236,806
Cost of undeveloped acreage	119,923	119,923
Total not subject to depletion	499,455	356,729
Gross oil and gas properties-onshore	1,248,940	1,078,785
Less: accumulated depletion	(148,971)	(127,586)
Net oil and gas properties-onshore	$1,099,969	$951,199

Depletion expense was $21,385 and $18,215 or $19.04 and $19.09 per barrel of production for the three months ended June 30, 2006 and 2005, respectively.

It is anticipated that the cost of undeveloped acreage of $119,923 and exploration costs of $379,532 will be included in depreciation, depletion and amortization when the related projects are planned and drilled.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Acquisitions and Dispositions

The Company paid $375,000 in July 2003 to acquire its interest in the oil and gas leases comprising the Kansas properties, which included rights to a number of newly drilled wells that were in the process of being brought on stream at that time. Initially $100,000 of the overall acquisition cost was allocated to proved property acquisition costs and $275,000 to unproved property acquisition costs. It is expected that at least 24 prospects will be drilled in total on these properties and for each well that has been drilled on the Kansas properties subsequent to the acquisition and through to June 30, 2006, $16,000 per well (being approximately 1/24 of the original acquisition cost) has been reclassified as proved property costs and brought into the calculation of amortization against estimated proven reserves. In addition an equivalent transfer has been made for future well locations for which proven undeveloped reserves have been ascribed at June 30, 2006 and 2005. Drilling and completion of wells on the Kansas properties generally takes no more than one month in total. No well related costs have been excluded from the amortization calculations.

In fiscal year 2006, the Company acquired its interest in the Barton County Kansas exploration project.

During the three months ended June 30, 2006, the Company committed to exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

Subsequent to June 30, 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman #1 from 12.5% to 17% and Taffy #2 from 7.5% to 20%.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at June 30, 2006 and March 31, 2006 were as follows:

	June 30, 2006	March 31, 2006
Computer costs, including foreign translation adjustment	$11,217	$11,217
Less: accumulated depreciation	(9,653)	(9,490)
Total other property and equipment	$1,564	$1,727

Depreciation expenses from continuing operations amounted to $163 and $5,667 for the three months ended June 30, 2006 and 2005, respectively. There was no interest capitalized in property, plant and equipment at June 30, 2006 and 2005. Of the $5,667 in depreciation expense, $5,547 related to the write-off of computer software.

NOTE 4 - COMPREHESIVE LOSS

For the three months ended June 30, 2006 and 2005, comprehensive income consisted of the amounts listed below.

	For the Three Months Ended June 30,
	2006	2005
Net loss	$(319,401)	$(80,275)
Foreign currency translation	1,876	22,810
Comprehensive Loss	$(317,525)	$(57,465)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 5 - NOTES PAYABLE

Index Ltd incurred debt and raised capital through a series of rounds of fundraising from inception through June 30, 2006. All of the Index Ltd. stockholder funding was later converted to common stock at par and additional paid in capital. After all conversion of stock, notes payable at June 30, 2006 and March 31, 2006 was $0.

The fund raising activity of Index Ltd during the three months ended June 30, 2005 was offered to investors with a minimum and maximum capital achievement and structured as convertible debt payable to investors, the capital requirements of which were achieved. Total convertible shareholder loans to Index Ltd. at March 31, 2005 totaled $676,664 ($657,890 at the closing foreign currency rate) and were converted into 1,835,117 shares of stock later in the fiscal year (and subsequently converted to 5,242,929 shares of Company stock). Of this amount, 50,000 shares of common stock related to directors of Index Ltd. with the remaining for outside investors.

Other affiliate loans to Index Ltd at March 31, 2005 totaled $94,603 ($89,741 at the closing foreign currency rate), which were converted to 250,325 shares of common stock later in the fiscal year (and subsequently converted to 715,143 shares of Company stock).

Convertible notes payable at June 30, 2005, bore no interest, were unsecured and represent amounts loaned to the Company by certain stockholders.

There was no debt issue cost incurred during the three months ended June 30, 2006 and $22,813 in debt issue costs incurred during the three months ended June 30, 2005. There was no debt issue amortization expense in the three months ended June 30, 2006 and June 30, 2005. The debt issue costs were capitalized and were amortized up to the point of conversion to common stock. There was no unamortized debt issue cost at June 30, 2006 and $22,478 at June 30, 2005, based on the closing exchange rate.

In addition, during the three months ended June 30, 2006 Index Ltd had a one-year term note for additional financing for operations. The amount borrowed was $51,374 (with a valuation of $48,569 at March 31, 2006) in quarter 1 of fiscal year 2006 at the ruling transaction rate. The term loan is financed at a rate of 2% over the bank’s prime interest rate. At expiration date in April 2006, the bank renewed the loan for up to an additional year. The bank held the following security: Debenture including fixed equitable charge over all present and future freehold and leasehold property of Index Ltd; First fixed charge over, among other things, book and other debts, chattels, goodwill and uncalled capital. First floating charge over all assets and undertakings both present and future of Index Ltd.; Joint and several guarantees were given by Lyndon West and Michael Scrutton. This bank loan was repaid during the three months ended June 30, 2006, being $51,797 at the transaction date, and there were no outstanding bank loans at June 30, 2006.

NOTE 6 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the three months ended June 30, 2006 is as follows:

For the Three Months Ended June 30, 2006
ARO as of beginning of period	$25,300
Liabilities incurred during period	-
Liabilities settled during period	-
Accretion expense	-
Balance of ARO as of end of period	$25,300

Of the total ARO, $25,300 is classified as a long-term liability at June 30, 2006. For each of the three months ended June 30, 2006 and 2005, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments to oil and gas exploration and production capital expenditure other than ongoing planned expenditures on the Kansas properties, and the commitments relating to four new wells in Texas and Louisiana. Subsequent to June 30, 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman #1 from 12.5% to 17% and Taffy #2 from 7.5% to 20%.

During the year ended March 31, 2006, the Company entered into two agreements: (1) a Seismic Reprocessing and Exploration Agreement (‘Seismic Reprocessing Agreement”) with Advanced Drilling Concepts (“ADC”) covering prospective areas in the U.S. Gulf Coast; and (2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas. The Seismic Reprocessing Agreement provides for two phases: Phase 1: participation in the reprocessing of 105 square miles of existing data in conjunction with two other experienced industry partners already working with ADC, in addition to, the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest; and Phase 2: within 90 days of the date of the Seismic Reprocessing Agreement, the option to participate in a further 121 square miles of reprocessing on the same basis and to take up to a 12.5% working interest in any prospects generated, again at Index's option. During the three months ended June 30, 2006, the Company announced the exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

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

Stockholder Matters

As our Common Stock is a security registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we must solicit proxies or obtain consent or authorizations by or on behalf of our management from the holders of record of our common stock in accordance with the rules and regulations of the Exchange Act, including those prescribed in Section 14 of the Act. On November 25, 2005, prior management of the Company obtained the approval of the majority of stockholders of the Company authorizing it to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 (the “Increase”). In doing so, the Company complied with Sections 78.207 and 78.209 of the Revised Statutes of the State of Nevada; however, in obtaining said shareholder approval, the prior management of the Company failed to comply with applicable Federal securities laws, as set forth above.

In addition, the Company plans to amend the Articles of Incorporation to increase the authorized number of common stock from 75,000,000 shares to 500,000,000 shares. The Company also plans to amend the Articles of Incorporation to create a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock. For more information please see the amended preliminary Proxy Statement filed by the Company on Schedule 14(a) with the SEC on August 3, 2006, the terms of which are incorporated by reference herein and Item 4 “Submission of Matters to a Vote of Security Holders.”

The Company is also asking the current stock holders to adopt the 2006 Incentive Stock Option Plan and to ratify the selection of Russell Bedford Stefanou Mirchandani LLP (“RBSM”) as the Company’s independent auditors for the fiscal years ending March 31, 2006 and 2007. For more information please see the amended preliminary Proxy Statement filed by the Company on Schedule 14(a) (the “Proxy Statement”) with the SEC on August 3, 2006, the terms of which are incorporated by reference herein and Item 4 “Submission of Matters to a Vote of Security Holders.”

As set forth above and as disclosed in the Proxy Statement, the Company in order to obtain a ratification of the increase and approval of other items noted above from our current stockholders via obtaining the consent of the majority of our current stockholders as of a certain record date, filed a proxy statement on Schedule 14(a). As has been previously disclosed in the Company’s Current Report filed on Form 8-K with the SEC on March 15, 2006, on January 20, 2006, an agreement was signed with certain stockholders of the Company, pursuant to which said stockholders granted to a majority of the directors of the Company then in place, for a duration of one year from the date of the transaction or to January 20, 2007, the authority to direct the exercise of their voting rights attached to 5,047,130 shares of common stock of the Company.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 8 - CAPITAL STOCK

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

In addition, the Company plans to amend the Articles of Incorporation to increase the authorized number of common stock from 75,000,000 shares to 500,000,000 shares. The Company also plans to amend the Articles of Incorporation to create a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock. For more information please see the amended preliminary Proxy Statement filed by the Company on Schedule 14(a) (the “Proxy Statement”) with the SEC on August 3, 2006, the terms of which are incorporated by reference herein and Item 4 “Submission of Matters to a Vote of Security Holders.”

As set forth above and as disclosed in the Proxy Statement, the Company in order to obtain a ratification of the increase and approval of other items noted above from our current stockholders via obtaining the consent of the majority of our current stockholders as of a certain record date, filed a proxy statement on Schedule 14(a). As has been previously disclosed in the Company’s Current Report filed on Form 8-K with the SEC on March 15, 2006, on January 20, 2006, an agreement was signed with certain stockholders of the Company, pursuant to which said stockholders granted to a majority of the directors of the Company then in place, for a duration of one year from the date of the transaction or to January 20, 2007, the authority to direct the exercise of their voting rights attached to 5,047,130 shares of common stock of the Company.

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition. Total compensation expense recorded for the issuance of these options in the first quarter of fiscal 2007 was $170,331.

The principal terms and conditions of the share options granted under the Stock Option Plan are that vesting of the options granted occurs in three stages: (1) 50% on January 20, 2006; (2) 25% on January 20, 2007; and (3) 25% on January 20, 2008. The options granted are exercisable at $0.35 per share. Furthermore, the share options granted under the Share Option Plan are generally non-transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of Index Inc.; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with Index Inc. All options have a 5 year expiring term.

Adoption of SFAS-123R

In determining the Company’s accounting policies, the Company chose to apply the intrinsic value method pursuant to Accounting Standards Board (“APB”) No. 25, “Stock Issued to Employees” (“APB No. 25”), effective in 2003. Under APB No. 25, no compensation is recognized when the exercise price for options granted equals the fair value of the Company’s common stock on the date of the grant. Accordingly, the provisions of SFAS No. 123 permit the continued use of the method prescribed by APB No. 25 but require additional disclosures, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Effective January 1, 2006, the Company began accounting for stock-based compensation under SFAS-123R, whereby the Company records compensation expense based on the fair value of awards described below. The Company did not issue any stock options during the three months ended June 30, 2006 and 2005 and therefore had no compensation expense for these periods for new option issuances.

The remaining compensation expense associated with total unvested awards as of June 30, 2006 was $607,702 and will be recognized over a remaining weighted average period of approximately 1 year. Of this amount, $170,331 was recorded as compensation expense for the three months ended June 30, 2006. Since there was no public market for the Company’s stock and operations were not comparable to a peer group prior to the acquisition, the stock issuance price for the private equity raising at the date of acquisition of $0.60 was used as the share market price and an exercise price of $0.35. The weighted-average fair value of options granted under the fair valued based method or $0.398, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.38%; (2) a volatility rate of 100%; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price; and (6) 2 year life.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at June 30, 2006 and 2005 restated for the recapitalization which occurred on January 20, 2006 at an exchange rate of one Index Ltd. share or warrant for approximately 2.857 shares or warrants of the Company’s.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2005	-	$-
Granted	4,577,526	0.35
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	4,577,526	$0.35
Granted
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	4,577,526	$0.35

The Company has assumed an annual forfeiture rate of 0 % for the awards granted in 2006 based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	4,577,526	4.56	$ 0.35	2,288,763	$ 0.35

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS\
JUNE 30, 2006
unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2005	138,655	$0.07
Granted	954,021	0.14
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable March 31, 2006	1,092,676	$0.13
Granted	-	-
Exchanged	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at June 30, 2006	1,092,676	$0.13

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	138,655	4.25	$0.07	138,655	$0.07
$0.14	143,037	4.25	$0.14	143,037	$0.14
$0.14	392,839	4.25	$0.14	392,839	$0.14
$0.14	391,410	4.25	$0.14	391,410	$0.14
$0.14	26,735	4.25	$0.14	26,735	$0.14
	1,092,676	4.25	$0.13	1,092,676	$0.13

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 10 - EARNINGS PER SHARE

In February 2003, Index Ltd. was capitalized with 100 million shares of common stock authorized. On January 20, 2006, in a reverse merger between the Company and Index Ltd., 22,615,552 of the Company’s Common Stock were exchanged for 7,916,232 shares of Index Ltd. and 8,533,333 shares were sold to private investors in connection with the Transaction. In addition, as of January 20, 2006, the Company had 23,091,667 shares of Common Stock issued and outstanding. The Company also issued 303,793 shares of common stock to management as compensation expense, which had been reserved for issue as part of the share exchange transaction. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the three months ended June 30, 2006 and 2005, excluded from diluted earnings per share are 5,670,202 and 138,658, respectively of warrants and/or options to acquire common stock.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	For The Three Months Ended June 30,
	2006	2005
Shares—basic	54,544,345	12,303,674
Dilution effect of stock option and awards at end of period	-	-
Shares—diluted	54,544,345	12,303,674
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,670,202	138,658

NOTE 11 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, the Company repaid various directors $1,007 for the refund of payroll taxes.

Lyndon West and Michael Scrutton, jointly and severally, guaranteed the bank loan. During the three months ended June 30, 2006, the Company repaid the bank loan.

NOTE 12 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended June 30, 2006 and as of June 30, 2006, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and property, plant and equipment information below is based on physical location of the assets at the end of each period.

	June 30, 2006
	Total Oil & Gas Revenue	Total Assets (1)
Kansas	$70,457	$932,241
Louisiana	-	220,537
Texas	-	96,162
Total	$70,457	$1,248,940

(1)	Total assets at June 30, 2006 are reported gross. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization is not allocated to properties.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the three months ended June 30, 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman #1 from 12.5% to 17% and Taffy #2 from 7.5% to 20%.

During the fiscal quarter ended June 30, 2006, the Company entered into two agreements: (1) a Seismic Reprocessing and Exploration Agreement (‘Seismic Reprocessing Agreement”) with Advanced Drilling Concepts (“ADC”) covering prospective areas in the U.S. Gulf Coast; and (2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas. The Seismic Reprocessing Agreement provides for two phases: Phase 1: participation in the reprocessing of 105 square miles of existing data in conjunction with two other experienced industry partners already working with ADC, in addition to, the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest; and Phase 2: within 90 days of the date of the Seismic Reprocessing Agreement, the option to participate in a further 121 square miles of reprocessing on the same basis and to take up to a 12.5% working interest in any prospects generated, again at Index's option. During the three months ended June 30, 2006, the Company committed to the exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

On August 3, 2006, the Company filed an amended preliminary Proxy Statement on Schedule 14(a) with the SEC pursuant to which the Company is seeking stockholder approval and/or ratification of certain proposals as set forth in the Proxy Statement, the terms of which are incorporated by reference herein. For more information, please see Item 4 “Submission of Matters to a Vote of Security Holders.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

Index Oil & Gas, Inc. (“Index” or “the Company”) is an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. The Company included a United Kingdom company, which provides management services and United States operating subsidiaries, which are engaged in the exploration for, development, production and sale of oil and natural gas, primarily in Kansas and the Gulf Coast of Texas and Louisiana. We have increased our proved reserves and production principally through acquisitions in conjunction with an active drilling program. The Company does not currently operate any of its properties and sells its current oil production to domestic crude oil purchasers. The Company is also participating with ADC Petroleum, L.P. (“ADC”) in the reprocessing of an area of up to 226 square miles of existing 3D land seismic data already available to ADC as a result of its participation in an agreement signed between ADC and two of its other industry partners (the "ADC Agreement") covering prospective areas in the US Gulf Coast. This seismic data covers prospective areas in the Gulf Coast U.S., throughout Texas, Louisiana and Mississippi. The Company will jointly participate in the generation of drilling prospects from such reprocessed data and will jointly exploit the prospects generated.

At March 31, 2006, our estimated total proved oil and gas reserves were approximately 59.471 Mboe, consisting of 35.401 thousand barrels of oil (MBbls) and 144.421 million cubic feet (MMcf) of natural gas. Approximately 30.518 Mboe or 51.3% of our proved reserves were classified as proved developed. We focus on maintaining a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix provides a diversified cash flow foundation to fund our development and exploration drilling program.

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

Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well naturally decreases. Thus, an oil and natural gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. We attempt to overcome this natural decline by drilling and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on costs to add reserves through drilling and acquisitions as well as the costs necessary to produce our reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We had a net loss of $319,401 for the three months ended June 30, 2006 compared to a net loss of $80,275 for the three months ended June 30, 2005, primarily resulting from $170,331 of compensation expense related to the issuance of options under the Stock Option Plan at fair market value, as per SFAS 123-R, and an increase in other general and administrative costs for salaries and other operating expenses. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Increase/
	2006	2005	(Decrease)

Oil sales	$70,457	$47,397	$23,060
Production expenses:
Lease operating	21,236	5,409	15,827
Taxes other than income	2,680	2,069	611
General and administrative:
General and administrative	217,668	96,568	121,100
Stock-based compensation	170,331	-	170,331
Depletion — Full cost	21,385	18,215	3,170
Depreciation — Other	163	5,667	(5,504)
Impairment	-	-	-
Interest expense (income) and other (1)	(43,605)	(257)	(43,348)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(319,401)	$(80,275)	$239,126

Production:
Natural Gas — Mcf	-	-	-
Crude Oil — Mbbl	1.123	.954	.169
Equivalent — Mboe	1.123	.954	.169

Average price per unit (2):
Gas price per Mcf	$-	$-	$-
Oil price per Bbl	$62.74	$49.68	$13.06
Equivalent per Boe	$62.74	$49.68	$13.06

Average cost per Boe:
Production expenses:
Lease operating	$18.91	$5.67	$13.24
Taxes other than income	$2.39	$2.17	$0.22
General and administrative expense:
General and administrative	$193.83	$101.22	$92.61
Stock-based compensation	$151.67	$-	$151.67
Depletion expense	$19.04	$19.09	$(0.05)

For the three months ended June 30, 2006, oil and gas sales increased $23,060, from the same period in 2005, to $70,457. The increase for the three months ended June 30, 2006 was primarily due to the increase in volumes of 0.2 MBbls from 0.9 MBbls to 1.1 MBbls or approximately $8,000. Additionally, revenue increased approximately $15,000 due to higher commodity prices as our average price per barrel increased $13.06, or 26.0%, in 2006 to $62.74 per Bbl from $49.68 per Bbl in 2005. Continued lower natural gas storage levels, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2006.

Lease operating expenses increased $15,827 for the three months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily due to increased production on our Kansas properties acquired in 2005. On a per unit basis, lease operating expenses increased 233% from $5.67 per Bbl in 2006 to $18.91 per Bbl in 2005 due to an increase in production volumes offset by industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income increased $611 for the three months ended June 30, 2006 as compared to the same period in 2005 due to higher oil and gas revenues and on a per unit basis increased $0.22 per Bbl to $2.39 per Bbl. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense for the three months ended June 30, 2006 increased $121,100 to $217,668 compared to the same period in 2005 primarily due to fund raisings and increased costs of consulting, audit and professional fees, as well as, an increase in salaries for employees/directors.

Stock-based compensation expense was $170,331 for the three months ended June 30, 2006, for stock option grants made in the fourth fiscal quarter of 2006, with no stock-based compensation in 2005. The exercise price and this fair market value of the stock options granted were $0.35 and $0.60, respectively. All options vested 50% on the date of the grant with the remaining amounts to vest in 25% increments in each of the next two years. The expense was calculated based on fair market value at the date of the grant in accordance with SFAS 123(R). During the three months ended June 30, 2006 and 2005, the Company did not grant any stock options and warrants.

Depletion expense increased $3,170 from the same period in 2005 to $21,385 for the three months ended June 30, 2006. This relates to the increase in production over the prior year quarter. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense decreased from $19.09 to $19.04 per Bbl.

Interest income and other increased $43,348 for the three months ended June 30, 2006 compared to the same period 2005. This increase is due to interest income earned on an original $5.12 million equity fund raising in the fourth quarter of fiscal 2006.

There was no provision for income taxes for the fiscal three months ended 2006 and 2005 due to a 100% valuation allowance recorded for the three months ended June 30, 2006 and 2005, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash in the three months ended June 30, 2006 and 2005 were from operating activities offset by cash used in repayment of our bank loan and investing activities for our properties. Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Three Months Ended June 30,
	2006	2005
Cash flows (used in) provided by operating activities	$(408,765)	$8,709
Cash flows used in investing activities	(170,155)	(8,576)
Cash flows provided by (used in) financing activities activities	(51,797)	705,226
Effect of exchange rate changes	8,539	(9,763)

Net increase (decrease) in cash and cash equivalents	$(622,178)	$695,596

Operating Activities

Net cash outflow from operating activities during the three months ended June 30, 2006 was $(408,765) which was a decrease of $417,474 from $8,709 net cash inflow during the three months ended June 30, 2005. This decrease was primarily due to higher operating expenses and taxes on our Kansas properties, as well as significantly higher general and administrative expenses offset by higher commodity prices and increased sales volumes. These general and administrative expenses included $170,331 of stock compensation expense on unvested options at March 31, 2006. Average equivalent prices increased $13.06 from $49.68 per Boe in the three months ended June 30, 2005 to $62.74 per Boe in the three months ended June 30, 2006. Production volumes increased 0.169 Mboe from 0.954 Mboe in the three months ended June 30, 2005 to 1.123 Mboe in the three months ended June 30, 2006. We expect 2007 production to increase, but we are unable to predict the future.

Investing Activities

The primary driver of cash used in investing activities was capital spending. We establish the budget for these amounts based on our estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted during any given year. Cash used in investing activities during the three months ended June 30, 2006 was $170,155, which was an increase of $161,579 from $8,576 of cash used in investing activities during the three months ended June 30, 2005. This increase was primarily due to the Company’s commitment to the exercise of its option for Phase 2 with ADC at a cost of $142,726. We have established a capital budget of approximately $515,600 for developing proven reserves for fiscal year ending March 31, 2007, to be funded primarily from cash flows from operations and recent and future equity fund raisings.

We believe the properties present a significant, multi-year development opportunity primarily in the Lansing and Arbuckle formations at depths of 3,800 to 4,000 feet. Successful wells in these fields generally produce for more than 25 years and have low operating costs. Our 2006-2007 capital budget of $515,600 related to proven but not producing reserves includes approximately $514,500 for anticipated capital expenditures related to costs on proved undeveloped properties. We believe we have adequate expected cash flows from operations and available capital from our equity fund raising to cover our budgeted capital expenditures.

Financing Activities

Net cash used by financing activities decreased $757,023 during the three months ended June 30, 2006 to $(51,797) as compared to $705,226 during the three months ended June 30, 2005. During the three months ended June 30, 2006, the Company repaid its bank loan and had no debt outstanding. Cash provided by financing activities in the three months ended June 30, 2005 was due to proceeds from notes payable from affiliates and the bank loan obtained during that period. Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Oil and gas prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our operating revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for gas and oil. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices may also reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely and they are likely to continue to be volatile.

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

We do not use hedges at this time to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and returns on some of our acquisitions and drilling programs. This policy could change in the future.

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

Interest Sensitivity

Since we do not have any long-term debt subject to variable interest rates, the company is not exposed to interest rate sensitivity at June 30, 2006.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 3, 2006, the Company filed with the SEC an amended preliminary Proxy Statement on Schedule 14(a), which is incorporated by reference herein.

The following is a summary of the proposals that the Company’s Board of Directors (the “Board”) intends to submit to the shareholders of the Company as of a certain record date. The Board has not yet determined the date, venue or time of the special meeting of the Company’s shareholders, and therefore, at the time of filing of this report each of the following proposals has not been voted on.

1.    To ratify the amendment of the Company's Articles of Incorporation, as amended, increasing the number of authorized common stock, par value $.001 per share (the “Common Stock”), of the Company from 25,000,000 to 75,000,000;

2.    To amend the Company's Articles of Incorporation to increase the authorized number of common stock from 75,000,000 shares to 500,000,000 shares;

3.     To amend the Company's Articles of Incorporation to create a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock;

4.    To adopt the 2006 Incentive Stock Option Plan;

5.    To ratify the selection of Russell Bedford Stefanou Mirchandani LLP (“RBSM”) as our independent auditors for the fiscal years ending March 31, 2006 and 2007; and

6.    To transact such other business as may properly come before the Meeting and any adjournment or postponement thereof.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL & GAS, INC.

Date: August 11, 2006	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: August 11, 2006	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer