Form 10QSB
period 2006-09-30
Index Oil & Gas Inc.
filed 2006-11-14
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               For the quarterly period ended: September 30, 2006

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                               For the transition period from _________ to ___________

                                                                   Commission file number 000-51430

INDEX OIL AND GAS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20 -0815369 (I.R.S. Employer Identification No.)

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

As of November 8, 2006, there were 65,509,943 outstanding shares of Common Stock.

Item 1. Financial Statements:

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$10,003,956	$5,536,006
Restricted cash (Note 2)	3,063,950	-
Trade receivables, net of allowance for doubtful accounts of $0	42,900	12,501
Prepaid costs and other receivables	106,166	6,254
Other current assets	3,724	8,600
Total Current Assets	13,220,696	5,563,361

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 3, 6, 7 and 12)	1,896,129	951,199
Property and Equipment, net of accumulated depreciation (Notes 2 and 3)	1,402	1,727
Total Oil & Properties and Property and Equipment	1,897,531	952,926

Total Assets	$15,118,227	$6,516,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$590,761	$555,452
Bank loan (Notes 5 and 11)	-	48,569
Other current liability (Note 11)	-	1,007
Total Current Liabilities	590,761	605,028

Long-Term Liabilities:
Asset retirement obligation (Notes 3 and 6)	27,135	25,300
Total Liabilities	617,896	630,328

Commitments and Contingencies (Note 7)	-	-

Stockholders Equity: (Notes 5, 7, 8, 9 and 12)
Common stock, par value $0.001, 500 million shares authorized, 61,642,243 and 54,544,345 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively (see Notes 7 and 8)	61,642	54,544
Preferred stock, par value $0.001, 10 million shares authorized, no shares issued and outstanding at September 30, 2006 and March 31, 2006 (Notes 7 and 8)	-	-
Additional paid in capital	15,103,108	8,387,306
Subscriptions received, net (Notes 8, 10 and 13)	2,747,765	-
Accumulated deficit	(3,435,909)	(2,575,581)
Other comprehensive income (Notes 2 and 4)	23,725	19,690
Total Stockholders' Equity	14,500,331	5,885,959

Total Liabilities and Stockholders' Equity	$15,118,227	$6,516,287

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenue: (Note 12)
Oil sales	$103,354	$49,454	$173,811	$96,851

Operating Expenses:
Operating costs	23,323	9,892	47,239	17,371
Depreciation and amortization (Note 3)	31,223	15,972	52,771	39,854
General and administrative expenses (Note 2)	651,965	107,101	1,039,963	203,670
Total Operating Expenses	706,511	132,964	1,139,973	260,895

Loss from Operations	(603,157)	(83,511)	(966,162)	(164,044)

Other Income (Expense):
Debt issue costs	-	(43,234)	-	(43,234)
Interest income	62,229	2,746	105,834	3,003
Total Other Income (Expense)	62,229	(40,488)	105,834	(40,231)

Loss before Income Taxes	(540,928)	(123,999)	(860,328)	(204,274)

Income Taxes Benefit	-	-	-	-

Net Loss	$(540,928)	$(123,999)	$(860,328)	$(204,274)

Loss per share (Note 10):
Basic and assuming dilution	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding (Note 10):
Basic and assuming dilution	57,013,179	14,925,008	57,013,179	14,925,008

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(860,328)	$(204,274)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash stock based compensation cost	355,001	-
Amortization of debt issue costs	-	43,234
Depreciation and amortization	52,771	39,854
(Increase) decrease in receivables	(125,035)	(4,913)
Increase (decrease) in accounts payable and accrued expenses	31,371	90,110
Net Cash (Used In) Operating Activities	(546,221)	(35,988)

Cash Flows From Investing Activities:
Payments for oil and gas properties and property and equipment	(995,540)	(220,434)
Net Cash (Used In) Investing Activities	(995,540)	(220,434)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	-	676,664
Proceeds from issue of common stock	7,097,898	-
Proceeds from bank term debt	-	51,374
Proceeds from stock subscriptions received, net of costs of $316,185	2,747,765	-
Repayment of bank term debt	(51,797)	-
Payment for debt issue costs	-	(43,234)
Payment for share issue costs	(730,000)
Net Cash Provided by Financing Activities	9,063,866	684,804

Effect of exchange rate changes on cash and cash equivalents	9,795	(15,251)

Net Increase in Cash and Cash Equivalents	7,531,900	413,131

Cash and cash equivalents at beginning of period	$5,536,005	$8,673
Cash and cash equivalents at the end of period	$13,067,906	$421,804

Supplemental Disclosures of Cash Flow Information:
Cash (received) paid during the period for interest	$(105,834)	$(3,003)
Cash paid during the period for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non cash stock based compensation cost	$355,001	$-
Conversion of loan capital into share capital	$-	$663,872

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai then acquired a wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately held Malaysian company (“Thai Pasta”). In December of 2005 Thai changed its name from Thai One On Inc. to Index Oil and Gas, Inc (the “Company” or “Index Inc.”).

On January 20, 2006, the stockholders of Index Ltd., a company formed under the laws of United Kingdom, entered into Acquisition and Share Exchange Agreements (“Acquisition Agreements”, the “Transaction” or “Merger”) with the Company. Effective with the Acquisition Agreements, all previously outstanding equity stock owned by Index Ltd.’s stockholders were exchanged for an aggregate of 22,615,552 shares of the Company’s Common Stock and all issued warrants to purchase shares of equity stock in Index Ltd. were exchanged for 1,092,676 warrants to purchase shares of Common Stock of the Company.

Prior to the Merger, the Company’s year-end for accounting purposes was December 31, 2005. As a result of the Merger, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Index Ltd. was deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger is a recapitalization of Index Ltd.’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Index was the surviving entity. The total purchase price and carrying value of net assets acquired was $1,578. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

In addition, the Company also completed a private placement on January 20, 2006 for 8,533,333 shares of the Company’s common stock, $0.001 par value per share, at a price of $0.60 per share for aggregate proceeds of approximately $5.1 million.

For a complete summary of the Company’s history and its historical organizational activities for up to the period ended June 30, 2006 see the Company’s Annual Report filed with the SEC on Form 10-K on July 17, 2006 and its Quarterly Report filed with the SEC on Form 10-QSB on August 11, 2006.

Operations

The Company announced on August 19, 2006 that the Walker 1 well went on production. Initial gross production of the Walker 1 well in Louisiana, in which Index has a 12.5% working interest, was approximately 200 barrels of oil produced per day. Associated gross gas production was approximately 0.175 million cubic feet per day. Walker 1 is the first productive well from the Company's initial Phase 2 "Four Well Portfolio," which now forms just part of the company's expanding operations going forward. Of the remaining 3 wells in this program, Vieman 1 has commenced drilling operations, Taffy 1 and Taffy 2, are expected to commence operations in Quarter 3 2007 with, as has been previously announced on July 18, 2006 under a joint operating agreement with a partner, with increased working interests in Vieman 1 (17%) and Taffy 2 (20%). Subsequently the Company announced a further increase in working interest in the Vieman well to 19.5%. This strategy is in line with the Company's strategy to rapidly build a balanced portfolio of producing assets without exposing investors to single critical events.

Index also announced on August 19, 2006 that the first of 4 wells in the Barton County exploration project in Kansas ("Barton") is expected to start drilling by Quarter 3 2007 anticipating that all 4 wells will be drilled back to back. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). The Company believes several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area. Drilling operations commenced on 19th August in the area and 3 wells were being drilled (the 4th well being delayed pending final leasing), of these three wells two have been completed subsequent to September 2006 as producers and one is non-commercial.

The Company also has spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the project total to approximately 6900 acres. Index's ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore additional opportunities while maintaining the same net acreage position in the project.

The Barton wells formed part of a planned 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations in Seward commenced on September 20, 2006 and 1 well was drilled at September 30, 2006 with two wells drilled subsequent to quarter end (the 4th being delayed to the next drilling program), and of these two wells, one has been completed as a producer and one is non-commercial.

On August 29, 2006, the Company completed a private placement for 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million. The net proceeds of this placement will be applied to the expansion of Company's operations in the U.S. as the Company hopes to enter a busy drilling period over the coming 12 months.

On September 19, 2006, the Company signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse No. 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with expected cumulative production in the 30 BCF range from the same reservoirs. The Company believes that the prospect is clearly identified by 3D seismic data and shows strong seismic attributes corresponding with the mapped structural closure. If Ilse No. 1 proves successful the Company expects to participate in further wells to develop the potential of the New Taiton area. As such, Ilse No. 1 could, in a success case, lead to Index's participation in what will be a significant field development for the Company. It is expected that Ilse No. 1 will spud in the fourth calendar quarter of 2006 with a proposed Total Depth (TD) of around 17,000 feet. The Company has taken a 10% Working Interest ("WI") in the New Taiton project and a 10% WI in Ilse No. 1.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2006 and March 31, 2006 and for the three and six months ended September 30, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore, and Thai Pasta (inactive), after eliminating all significant intercompany accounts and transactions. Results of operations are included from the date of incorporation and to the extent of differences in dates of incorporation, the results of operations for the three months ended September 30, 2006 are not comparable with September 30, 2005. For the reverse merger between the Company and Index Ltd. at January 20, 2006 the stockholder’s equity section and earnings per share in the Condensed Consolidated financial statements at September 30 and March 31, 2006 were restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.

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
SEPTEMBER 30, 2006
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

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts was $0 at September 30, 2006 and March 31, 2006.

Included in cash and cash equivalents in all unaudited condensed consolidated financial statements is restricted cash of approximately $3.1 million which is held in escrow at September 30, 2006 until a second closing under a private placement offering was consummated. This was done on October 4, 2006 when the company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million. Subsequently the company sold another 80 units on October 5, 2006, for an overall total of 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at September 30, 2006 and 2005. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at September 30, 2006 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three months ended September 30, 2006 and 2005. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. No ceiling test write-down was recorded for the three months ended September 30, 2006 and 2005. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.   Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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
SEPTEMBER 30, 2006
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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal period-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal quarter. Translation adjustments are included in Accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet with the corresponding foreign currency transaction (losses)/gains included in - other comprehensive loss - foreign currency translation in the statement of operations and totaled $23,725 and $19,690 at September 30, 2006 and March 31, 2006, respectively.

Stock Based Compensation

In determining our accounting policies, the Company chose to apply the intrinsic value method pursuant to Accounting Standards Board (“APB”) APB No. 25, “Stock Issued to Employees” (“APB No. 25”) effective February 2003. Under APB No. 25, no compensation is recognized when the exercise price for options granted equals the fair value of the Company’s common stock on the date of the grant. Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permit the continued use of the method prescribed by APB No. 25, but require additional disclosure, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. Although the Company applied the intrinsic method in accounting for stock issued to employees, it does record compensation expense for the difference between the fair market value and the exercise price at the date of the grant using the Black Scholes valuation model. There was no pro forma impact for the three months ended September 30, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS-123R”). This statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006 and to the unvested portion of all awards granted prior to that date. The Company adopted this statement using the modified version of the prospective application (modified prospective application). Under the modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original fair market value of those awards on the date of grant as calculated for recognition under SFAS 123. The compensation cost for these earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS 123. The impact of adoption of SFAS-123R decreased income from operations and income before income taxes and net income by $172,203 and $342,534 for the three and six months ended September 30, 2006, respectively and there was no impact on the condensed consolidated statement of cash flows. The effect on net loss per share for basic and diluted is $0.01. In addition, a stock award was granted to an officer during the three months ended September 30, 2006 and compensation expense was recorded in the amount of $12,467, before income taxes. See Note 10 of the notes to the condensed consolidated financial statements for additional disclosure.

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
SEPTEMBER 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Not Yet Adopted

Certain Hybrid Instruments, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at September 30, 2006.

 Accounting for Servicing of Financial Assets, In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company has not yet determined the impact the Company’s condensed consolidated financial position or results of operations.

Accounting for Fair Value Measurements, In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company has not yet determined the impact the Company’s condensed consolidated financial position or results of operations.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at September 30, 2006 and March 31, 2006 consist of the following:

	September 30, 2006	March 31, 2006
Proved properties	$1,326,345	$722,056
Unevaluated properties	749,815	356,729

Gross oil and gas properties-onshore	2,076,160	1,078,785
Less: accumulated depletion	(180,031)	(127,586)
Net oil and gas properties-onshore	$1,896,129	$951,199

Included in the Company's oil and gas properties are asset retirement obligations of $27,135 and $25,300 as of September 30, 2006 and March 31, 2006, respectively.

Depletion expense was $31,060 and $15,858 or $19.29 and $19.11 per barrel of production for the three months ended September 30, 2006 and 2005, respectively.

At September 30, 2006 and March 31, 2006, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	September 30, 2006	March 31, 2006
Not subject to depletion-onshore:
Exploration costs	575,065	236,806
Cost of undeveloped acreage	174,750	119,923
Total not subject to depletion	749,815	356,729

It is anticipated that the cost of undeveloped acreage of $174,750 and exploration costs of $575,065 will be included in depreciation, depletion and amortization when the related projects are planned and drilled.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Acquisitions and Dispositions

The Company paid $375,000 in July 2003 to acquire its interest in the oil and gas leases comprising the Kansas properties, which included rights to a number of newly drilled wells that were in the process of being brought on stream at that time. Initially $100,000 of the overall acquisition cost was allocated to proved property acquisition costs and $275,000 to unproved property acquisition costs. It is expected that at least 24 prospects will be drilled in total on these properties and for each well that has been drilled on the Kansas properties subsequent to the acquisition and through to September 30, 2006, $16,000 per well (being approximately 1/24 of the original acquisition cost) has been reclassified as proved property costs and brought into the calculation of amortization against estimated proven reserves. In addition an equivalent transfer has been made for future well locations for which proven undeveloped reserves have been ascribed at September 30, 2006 and 2005. Drilling and completion of wells on the Kansas properties generally takes no more than one month in total. In fiscal year 2006, the Company acquired its interest in the Barton County Kansas exploration project.

During June 2006, the Company committed to exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

During, July 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman 1 from 12.5% to 17% and Taffy 2 from 7.5% to 20%. Subsequently, the Company announced a further increase in working interest in the Vieman well to 19.5%.

Index also announced on August 19, 2006 that the first of 4 wells in the Barton County exploration project in Kansas ("Barton") is expected to start drilling by Quarter 3 2007 anticipating that all 4 wells will be drilled back to back. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). The Company believes several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area. Drilling operations commenced on 19th August in the area and 3 wells were being drilled (the 4th well being delayed pending final leasing), of these three wells two have been completed subsequent to September 2006 as producers and one is non-commercial.

The Company also has spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the project total to approximately 6900 acres. Index's ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore, additional opportunities while maintaining the same net acreage position in the project.

The Barton wells formed part of a planned 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations in Seward commenced on September 20, 2006 and 1 well was drilled at September 30, 2006 with two wells drilled subsequent to quarter end (the 4th being delayed to the next drilling program), and of these three wells two have been completed as producers and one is non-commercial.

On September 19, 2006, the Company signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse No. 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The Company believes that the prospect is clearly identified by 3D seismic data and shows strong seismic attributes corresponding with the mapped structural closure. If Ilse No. 1 proves successful the Company expects to participate in further wells to develop the potential of the New Taiton area. It is expected that Ilse No. 1 will spud in the fourth calendar quarter of 2006 with a proposed Total Depth (TD) of around 17,000 feet. The Company has taken a 10% Working Interest ("WI") in the New Taiton project and a 10% WI in Ilse No. 1.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at September 30, 2006 and March 31, 2006 were as follows:

	September 30, 2006	March 31, 2006
Computer costs, including foreign translation adjustment	$11,644	$11,217
Less: accumulated depreciation	(10,242)	(9,490)
Total other property and equipment	$1,402	$1,727

Depreciation expenses from continuing operations amounted to $163 and $114 for the three months ended September 30, 2006 and 2005, respectively. There was no interest capitalized in property, plant and equipment at September 30, 2006 and 2005.

NOTE 4 - COMPREHESIVE LOSS

For the three months ended September 30, 2006 and 2005, comprehensive loss consisted of the amounts listed below.

	For the Three Months Ended September 30,
	2006	2005
Net loss	$(540,928)	$(123,999)
Foreign currency translation	2,159	(4,538)
Comprehensive Loss	$(538,768)	$(128,537)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 5 - NOTES PAYABLE

Index Ltd incurred debt and raised capital through a series of rounds of fundraising from inception through September 30, 2006. All of the Index Ltd. stockholder debt funding was later converted to common stock at par and additional paid in capital. After all conversion of stock, notes payable at September 30, 2006 and March 31, 2006 was $0.

There was no debt issue cost incurred during the three months ended September 30, 2006 and $20,421 incurred during the three months ended September 30, 2005. There was no debt issue amortization expense in the three months ended September 30, 2006 and $43,234 for the three months ended September 30, 2005 associated with the conversion of shareholder loans discussed above. The debt issue costs were capitalized and were amortized up to the point of conversion to common stock. There was no unamortized debt issue cost at September 30, 2006 and March 31, 2006.

In addition, during the three months ended September 30, 2006 Index Ltd had a one-year term note for additional financing for operations. The amount borrowed was $51,374 (with a valuation of $48,569 at March 31, 2006) in quarter 1 of fiscal year 2006 at the ruling transaction rate. The term loan was financed at a rate of 2% over the bank’s prime interest rate. At expiration date in April 2006, the bank renewed the loan for up to an additional year. The bank held the following security: Debenture including fixed equitable charge over all present and future freehold and leasehold property of Index Ltd; First fixed charge over, among other things, book and other debts, chattels, goodwill and uncalled capital. First floating charge over all assets and undertakings both present and future of Index Ltd.; Joint and several guarantees were given by Lyndon West and Michael Scrutton. This bank loan was repaid during the three months ended September 30, 2006, being $51,797 at the transaction date, and there were no outstanding bank loans at September 30, 2006.

NOTE 6 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the three months ended September 30, 2006 is as follows:

For the Three Months Ended September 30, 2006
ARO as of beginning of period	$25,300
Liabilities incurred during period	1,835
Liabilities settled during period	-
Accretion expense	-
Balance of ARO as of end of period	$27,135

Of the total ARO, $27,135 is classified as a long-term liability at September 30, 2006. For each of the three months ended September 30, 2006 and 2005, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments to oil and gas exploration and production capital expenditure other than ongoing planned expenditures on the Kansas properties, and the commitments relating to new wells in Texas and Louisiana. In July 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in wells Vieman 1 from 12.5% to 17% and Taffy 2 from 7.5% to 20%, subsequently the Company announced a further increase in working interest in the Vieman well to 19.5%.

During the year ended March 31, 2006, the Company entered into two agreements: (1) a Seismic Reprocessing and Exploration Agreement (“Seismic Reprocessing Agreement”) with Advanced Drilling Concepts (“ADC”) covering prospective areas in the U.S. Gulf Coast; and (2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas. During June 2006, the Company announced the exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

Index also announced on August 19, 2006 that the first of 4 wells in the Barton County exploration project in Kansas ("Barton") is expected to start drilling by Q4 2006, subsequently 3 wells were drilled and one delayed. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). The Company believes several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area.

The Barton wells formed part of a planned 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations in Seward commenced on September 20, 2006 and 1 well was drilled at September 30, 2006 with two wells drilled subsequent to quarter end (the 4th being delayed to the next drilling program), and of these three wells two have been completed as producers and one is non-commercial.

The Company also has spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the project total to approximately 6900 acres. Index's ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore, additional opportunities while maintaining the same net acreage position in the project.

The Barton wells formed part of a planned 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations in Seward commenced on September 20, 2006 and 1 well was drilled in at September 30, 2006 with two wells drilled subsequent to quarter end (the 4th being delayed to the next drilling program), and of these three wells two have been completed as producers and one is non-commercial.

On September 19, 2006, the Company signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse No. 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The prospect is clearly identified by 3D seismic data and shows strong seismic attributes corresponding with the mapped structural closure. If Ilse No. 1 proves successful the Company expects to participate in further wells to develop the potential of the New Taiton area. It is expected that Ilse No. 1 will spud in the fourth calendar quarter of 2006 with a proposed Total Depth (TD) of around 17,000 feet. The Company has taken a 10% Working Interest ("WI") in the New Taiton project and a 10% WI in Ilse No. 1.

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

Stockholder Matters

As our Common Stock is a security registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we must solicit proxies or obtain consent or authorizations by or on behalf of our management from the holders of record of our common stock in accordance with the rules and regulations of the Exchange Act, including those prescribed in Section 14 of the Act. On November 25, 2005, prior management of the Company obtained the approval of the majority of its stockholders ratifying the increase of authorized common stock of the Company from 25,000,000 to 75,000,000 which occurred in November 2005 pursuant to stockholder approval under Nevada Revised Statutes. On September 15, 2006, the stockholders of the Company holding the majority of issued and outstanding common stock of the Company ratified the increase in the authorized common stock of the Company from 25,000,000 shares to 75,000,000 shares

In addition, on September 15, 2006, the stockholders of the Company holding the majority of issued and outstanding common stock of the Company approved the increase in authorized common stock of the Company from 75,000,000 shares to 500,000,000 shares and approved for the Company to create 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share (the “Approvals”). Subsequently, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada that was effective as of September 21, 2006. The Amendment was filed to effect the Approvals.

Additionally, on equal date, the stockholders of the Company holding the majority of issued and outstanding common stock of the Company approved the adoption of the 2006 Incentive Stock Option Plan and ratified the selection of Russell Bedford Stefanou Mirchandani LLP (“RBSM”) as the Company’s independent auditors for the fiscal years ending March 31, 2006 and 2007.

Registration Statement

On August 29, 2006, the Company completed a private placement offering in which the Company sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #1”), each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $7.1 million. Furthermore on October 4, 2006, the company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #2”, Investors #1 and Investors #2 shall collectively be referred to as the “Investors”), each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and subsequently sold another 80 units on October 5, 2006, for an overall total of 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million.

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. The Company anticipates that it will be able to obtain effectiveness in the time frame described. The Company has therefore, not recorded any contingent liability associated with the liquidated damages.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is subject from time to time to various legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. Consequently, the Company has not recorded any reserve for legal matters.

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

In September 2006, the stockholders of the Company holding the majority of issued and outstanding common stock of the Company approved the increase in authorized common stock of the Company from 75,000,000 shares to 500,000,000 shares and to create 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share (the “Approvals”). Subsequently, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada that was effective as of September 21, 2006. The Amendment was filed to effect the Approvals.

On August 29, 2006, the Company completed the first closing under a private placement offering in which the Company sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million. The net proceeds of this placement will be applied to the expansion of Index's operations in the U.S. as the Company hopes to enter a busy drilling period over the coming 12 months. The proposed application of the proceeds is in line with Index's strategy to develop its activities to include higher upside, carefully risked opportunities appropriate to its financial resources and spread across a balanced and managed portfolio. Total fees paid on the first closing of the private placement were approximately $730,000.

Furthermore on October 4, 2006, the Company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and it subsequently sold another 80 units on October 5, 2006, for a total of 3,867,700 shares of common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million. Index has entered a 12-14 well drilling program. At September 30, 2006, a total of approximately $3.1 million in gross proceeds were held in escrow under the terms of the private placement and have been recorded as restricted cash in current assets and subscriptions received, net in the equity section of the condensed consolidated balance sheet. Total accrued fees payable relating to the escrow funds were approximately $316,000.

The purchasers agreed not to sell the Common stock included in the units for a period of six months from the date of their purchase, unless permitted earlier by the Company. Notwithstanding the foregoing, the purchasers further agreed to be bound by any lock-up period required by state or federal regulation. The shares of common stock are restricted securities under Securities Act of 1933, as amended and applicable state securities laws and, therefore, may only be transferred pursuant to the registration requirements of federal and state securities laws or pursuant to an exemption from such registration requirements.

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. The Company anticipates that it will be able to obtain effectiveness in the time frame described. The Company has therefore, not recorded any contingent liability associated with the liquidated damages.

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of the Company agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. The plan was ratified by the current stockholders in September 2006. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition. Total compensation expense recorded for the issuance of these options in the first quarter of fiscal 2007 was $172,203.

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

On August 29, 2006, the Board of Directors appointed John Williams as Executive Vice President of Exploration and Production and a director of the Company effective August 1, 2006. In addition to Mr. Williams’ salary of $150,000 per year, he was awarded a restricted bonus stock award of 50,000 shares of the Company’s common stock contingent on 183 days of continuous service to the Company. Compensation expense of $12,467 was recorded on the award at the market price of $1.20 per share, the market price at the date of the grant, for the three months ended September 30, 2006. Upon satisfaction of the terms of the award, Mr. Williams will be issued 50,000 shares of restricted common stock of the Company.

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
SEPTEMBER 30, 2006
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Effective January 1, 2006, the Company began accounting for stock-based compensation under SFAS-123R, whereby the Company records compensation expense based on the fair value of awards described below. The Company did not issue any stock options during the three months ended September 30, 2005 and therefore had no compensation expense.

The remaining compensation expense associated with total unvested awards as of September 30, 2006 was $435,498 and will be recognized over a remaining weighted average period of approximately 1 year. $172,203 was recorded as compensation expense for the three months ended September 30, 2006. Since there was no public market for the Company’s stock and operations were not comparable to a peer group prior to the acquisition, the stock issuance price for the private equity raising at the date of acquisition of $0.60 was used as the share market price and an exercise price of $0.35. The weighted-average fair value of options granted under the fair valued based method or $0.398, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.38%; (2) a volatility rate of 100%; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price; and (6) 2 year life.
Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at September 30, 2006 and 2005 restated for the recapitalization which occurred on January 20, 2006 at an exchange rate of one Index Ltd. share or warrant for approximately 2.857 shares or warrants of the Company’s.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2005	-	$-
Granted	4,577,526	0.35
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	4,577,526	$0.35
Granted
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	4,577,526	$0.35

The Company has assumed an annual forfeiture rate of 0 % for the awards granted in 2006 based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	4,577,526	4.31	$ 0.35	2,288,763	$ 0.35

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $4,531,750 and $2,265,875, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.34 as of September 30, 2006, and the exercise price multiplied by the number of options outstanding. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $435,498, which is expected to be recognized over a weighted average period of approximately 12 months. No options vested during  the six-month periods ended September 30, 2006 and 2005, respectively.

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2005	138,655	$0.07
Granted	954,021	0.14
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable March 31, 2006	1,092,676	$0.13
Granted	-	-
Exchanged	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at September 30, 2006	1,092,676	$0.13

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	138,655	4.00	$0.07	138,655	$0.07
$0.14	143,037	4.00	$0.14	143,037	$0.14
$0.14	392,839	4.00	$0.14	392,839	$0.14
$0.14	391,410	4.00	$0.14	391,410	$0.14
$0.14	26,735	4.00	$0.14	26,735	$0.14
	1,092,676	4.00	$0.13	1,092,676	$0.13

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 10 - EARNINGS PER SHARE

In February 2003, Index Ltd. was capitalized with 100 million shares of common stock authorized. On January 20, 2006, in a reverse merger between the Company and Index Ltd., 22,615,552 of the Company’s Common Stock were exchanged for 7,916,232 shares of Index Ltd. and 8,533,333 shares were sold to private investors in connection with the Transaction. In addition, as of January 20, 2006, the Company had 23,091,667 shares of Common Stock issued and outstanding. The Company also issued 303,793 shares of common stock to management as compensation expense, which had been reserved for issue as part of the share exchange transaction. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the three months ended September 30, 2006, shares totaling 50,000 issued to an officer were excluded from basic and diluted earnings per share as they are based on a contingency condition that has not been met. In addition, for the three months ended September 30, 2006 and 2005, excluded from diluted earnings per share are 5,670,202 and 138,658, respectively of warrants, options and/or subscriptions received to acquire common stock.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Shares—basic	57,013,179	14,925,008	57,013,179	14,925,008
Dilution effect of stock option and awards at end of period	-	-	-	-
Shares—diluted	57,013,179	14,925,008	57,013,179	14,925,008
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,670,202	138,658	5,670,202	138,658

NOTE 11 - RELATED PARTY TRANSACTIONS

Lyndon West and Michael Scrutton, jointly and severally, guaranteed the bank loan. During the three months ended September 30, 2006, the Company repaid the bank loan.

On August 29, 2006, the Board of Directors appointed John Williams as Executive Vice President of Exploration and Production and a director of the Company effective August 1, 2006. In addition to Mr. Williams’ salary of $150,000 per year, he was awarded a restricted bonus stock award of 50,000 shares of the Company’s common stock contingent on 183 days of continuous service to the Company. Compensation expense of $12,467 was recorded on the award at the market price of $1.20 per share, the market price at the date of the grant, for the three months ended September 30, 2006. Upon satisfaction of the terms of the award, Mr. Williams will be issued 50,000 shares of restricted common stock of the Company. In addition, Mr. Williams entered into a consulting agreement during the period of May-July 2006 by and between the Company at a fee of $1,000 per day for a total fee of $25,000 prior to acceptance of employment with the Company.

NOTE 12 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended September 30, 2006 and as of September 30, 2005, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and property, plant and equipment information below is based on physical location of the assets at the end of each period.

	September 30, 2006
	Total Oil & Gas Revenue	Total Assets (1)
Kansas	$55,235	$744,134
Louisiana	48,119	277,767
Texas-		804,464
Other	-	337,343
Total	$103,354	$2,163,708

(1)	Total assets at September 30, 2006 are reported gross. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization is not allocated to properties.

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the three months ended September 30, 2006, the Company agreed with operator Crawford Energy to increase its working interest (“WI”) in wells Vieman 1 from 12.5% to 17% and Taffy 2 from 7.5% to 20%. Prior to commencing operations on 15th October 2006, the Company further increased its WI in the Vieman 1 well to 19.5%.

Index also announced on August 19, 2006 that the first of 4 wells in the Barton County exploration project in Kansas ("Barton") is expected to start drilling by Quarter 3 2007 anticipating that all 4 wells will be drilled back to back. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). The Company believes several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area. Drilling operations commenced on 19th August in the area and 3 wells were being drilled (the 4th well being delayed pending final leasing), of these three wells two have been completed subsequent to September 2006 as producers and one is non-commercial.

The Company also has spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the project total to approximately 6900 acres. Index's ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore, additional opportunities while maintaining the same net acreage position in the project.

The Barton wells formed part of a planned 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations in Seward commenced on September 20, 2006 and 1 well was drilled at September 30, 2006 with two wells drilled subsequent to quarter end (the 4th being delayed to the next drilling program), and of these three wells two have been completed as producers and one is non-commercial.

On October 4, 2006, the Company completed a second closing of the private placement offering, which initially closed in September 2006, in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and it subsequently sold another 80 units on October 5, 2006, for a total of 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million. Index has entered a 12-14 well drilling program. At September 30, 2006, a total of approximately $3.1 million in gross proceeds were held in escrow for this placement and has been recorded in restricted cash in current assets and subscriptions received, net in the equity section of the condensed consolidated balance sheet. Total fees paid on the second closing transaction were approximately $397,000.

The purchasers agreed not to sell the Common stock included in the units for a period of six months from the date of their purchase, unless permitted earlier by the Company. Notwithstanding the foregoing, the purchasers further agreed to be bound by any lock-up period required by state or federal regulation. The shares of common stock are restricted securities under Securities Act of 1933, as amended and applicable state securities laws and, therefore, may only be transferred pursuant to the registration requirements of federal and state securities laws or pursuant to an exemption from such registration requirements.

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. The Company anticipates that it will be able to obtain effectiveness in the time frame described. The Company has therefore, not recorded any contingent liability associated with the liquidated damages.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Overview

Index Oil and Gas, Inc. (“Index” or “the Company”) is an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. Our subsidiaries include a United Kingdom company, which provides management services and United States operating subsidiaries, which are engaged in the exploration for, development, production and sale of oil and natural gas, primarily in Kansas and the Gulf Coast of Texas and Louisiana. We have increased our proved reserves and production principally through acquisitions in conjunction with an active drilling program. We do not currently operate any of our properties and sell our current oil and gas production to domestic purchasers.

During the year ended March 31, 2006, the Company entered into two agreements: 1) a Seismic Reprocessing and Exploration Agreement (“Seismic Reprocessing Agreement”) with Advanced Drilling Concepts (“ADC”) covering prospective areas in the U.S. Gulf Coast; and (2) an agreement to acquire a 5% working interest in an exploration project in Barton County, Kansas. The Seismic Reprocessing Agreement provides for two phases: Phase 1: participation in the reprocessing of 105 square miles of existing data in conjunction with two other experienced industry partners already working with ADC, in addition to, the right (but not the obligation) to participate in any prospects generated from this reprocessing, up to an 18% working interest; and Phase 2: within 90 days of the date of the Seismic Reprocessing Agreement, the option to participate in a further 121 square miles of reprocessing on the same as is and to take up to a 12.5% working interest in any prospects generated, again at Index's option. During the three months ended June 30, 2006, we committed to exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas, which is expected to be drilled during fiscal year ended 2007.

We announced on August 19, 2006 that the Walker 1 well is now on production. Initial gross production of the Walker 1 well in Louisiana in which Index has a 12.5% working interest, is around 200 barrels of oil production per day. Associated gross gas production is around 0.175 million cubic feet per day. Walker 1 is the first productive well from our initial Phase 2 "Four Well Portfolio," which now forms just part of our expanding operations going forward. The remaining 3 wells in this program, Vieman 1, Taffy 1 and Taffy 2, are being drilled under a joint operating agreement with a partner with increased working interests in Vieman 1 (17%) and Taffy 2 (20%). The commercial success of any of the remaining Phase 2 wells will also significantly add to our production and cash flow. This is in line with our strategy to rapidly build a balanced portfolio of producing assets without exposing investors to single critical events.

In the second quarter of our 2007 fiscal year, we began drilling the first of 4 wells in the Barton County exploration project in Kansas ("Barton"). Although the first well proved non-commercial, two other wells in the Barton project are in various stages of completion in the third quarter of 2007 and we anticipate that these wells will prove to be successful. We anticipate that the last Barton well will be drilled in fourth quarter 2007. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). We believe several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area.

We also have spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the project total to approximately 6900 acres. Our ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore additional opportunities while maintaining the same net acreage position in the project.

The first 4 Barton wells form part of a planned 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Barton and Seward are located on a geological structure known as the Central Kansas Uplift. Since the early 1900s, several billion barrels of oil have been produced from the Central Kansas Uplift, primarily from carbonate reservoirs of the Pennsylvanian, Lansing Group through to the Arbuckle Group of Cambro-Ordovician age. The first Seward well is in the early stages of drilling in the third quarter of our 2007 fiscal year.

On August 29, 2006, we completed a private placement for 7,097,898 shares of common stock, $0.001 par value per share (the “Common Stock”) of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million. The net proceeds of this placement will be applied to the expansion of Index's operations in the U.S. as the company enters a busy drilling period over the coming 12 months.  The proposed application of the Funds is in line with our strategy to develop its activities to include higher upside, carefully risked opportunities appropriate to its financial resources and spread across a balanced and managed portfolio.

On September 19, 2006, we signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse No. 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The prospect is clearly identified by 3D seismic data and shows strong seismic attributes corresponding with the mapped structural closure. If Ilse No. 1 proves successful, we expect to participate in further wells to develop the potential of the New Taiton area. As such, Ilse No. 1 could, in a success case, lead to our participation in what will be a significant field development for us. We expect that Ilse No. 1 will spud in the fourth calendar quarter of 2006 with a proposed Total Depth (TD) of around 17,000 feet. We have taken a 10% Working Interest ("WI") in the New Taiton project and a 10% WI in Ilse No. 1.

Furthermore on October 4, 2006, we completed the second closing of the private placement for 3,867,700 shares of Common Stock of the Company at a price of $1.00 per share for aggregate gross proceeds from the second closing of the private placement of approximately $3.9 million. We have entered a 12-14 well drilling program. At September 30, 2006, a total of approximately $3.1 million in net proceeds were held in escrow for this placement and have been recorded as restricted cash in current assets and subscriptions received, net in the equity section of the consolidated balance sheet.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We had a net loss of $540,928 for the three months ended September 30, 2006 compared to a net loss of $123,999 for the three months ended September 30, 2005, primarily resulting from $184,670 of stock compensation expense primarily related to the issuance of options under the Stock Option Plan at fair market value, as per SFAS 123-R, and an increase in other general and administrative costs for establishing corporate offices and costs of becoming a public company related to international and domestic travel expenses, first time director fees, preparation of multiple SEC filings requiring legal and professional fees, contract labor and other public company costs related to investor/public relation costs. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Increase/
	2006	2005	(Decrease)

Oil sales	$100,467	$49,454	$51,013
Gas sales	2,887	-	2,887
Total Revenue	103,354	49,454	53,900
Production expenses:
Lease operating	16,368	7,863	8,505
Taxes other than income	6,955	2,029	4,926
General and administrative:
General and administrative	467,295	107,101	360,194
Stock-based compensation	184,670	-	184,670
Depletion — Full cost	31,060	15,858	15,202
Depreciation — Other	163	114	50
Impairment	-	-	-
Interest expense (income) and other (1)	(62,229)	40,489	(102,718)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(540,928)	$(123,999)	$416,929

Production:
Natural Gas — Mcf	594	-	594
Crude Oil — Mbbl	1.511	.830	.681
Equivalent — Mboe	1.610	.830	.780

Average price per unit (2):
Gas price per Mcf	$4.86	$-	$4.86
Oil price per Bbl	$66.49	$59.58	$6.91
Equivalent per Boe	$64.20	$59.58	$4.62

----
Average cost per Boe:
Production expenses:
Lease operating	$10.17	$9.47	$0.70
Taxes other than income	$4.32	$2.44	$1.88
General and administrative expense:
General and administrative	$290.25	$129.04	$161.21
Stock-based compensation	$114.70	$-	$114.70
Depletion expense	$19.29	$19.11	$0.18

For the three months ended September 30, 2006, oil and gas sales increased $53,900, from the same period in 2005, to $103,354. The increase for the three months ended September 30, 2006 was primarily due to the increase in volumes of 0.8MBbls from 0.8 MBbls to 1.6 MBbls or $50,000. Additionally, revenue increased approximately $4,000 due to higher commodity prices as our average price per BOE increased $4.62, or 8.0%, in 2006 to $64.20 per BOE from $59.58 per BOE in 2005. Continued lower natural gas storage levels, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2006.

Lease operating expenses increased $8,505 for the three months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily due to production costs for the Walker 1 well which came on production in the current quarter and accounted for 52% of the production or 832 BOE. On a per unit basis, lease operating expenses increased 7% from $9.47 per Bbl in 2005 to $10.17 per Bbl in 2006 due to an increase in production volumes, primarily from the Walker 1 well, offset by an increase in industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income taxes increased $4, 926 for the three months ended September 30, 2006 as compared to the same period in 2005 due to higher oil and gas revenues and on a per unit basis increased by $1.88 per Bbl to $4.32 per Bbl. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales. This increase is primarily due to the production attributed to the higher rate of taxes on the Walker 1 well in the State of Louisiana which averaged 12.6%.

General and administrative expense for the three months ended September 30, 2006 increased $360,194 to $467,295 compared to the same period in 2005 primarily due to costs related to becoming a public company such as international and domestic travel, first time director fees, preparation of SEC filings requiring legal and professional services and contract labor of approximately $200,000. Other public company costs incurred related investor /public relations costs of approximately $100,000, as well as, increased in office costs entered into subsequent to September 30, 2005, in setting up corporate offices, additional accounting assistance and general office and supply expenses that have increased approximately $60,000.

Stock-based compensation expense was $184,670 for the three months ended September 30, 2006, primarily due to for stock option grants made in the fourth fiscal quarter of 2006 and being ratable expensed over the service period of approximately $172,000, with no stock-based compensation in 2005. The exercise price and the fair market value of the stock options granted were $0.35 and $0.60, respectively. All options vested 50% on the date of the grant with the remaining amounts to vest in 25% increments in each of the next two years. The expense was calculated based on the fair market value at the date of the grant in accordance with SFAS 123(R). During the three months ended September 30, 2006, we also granted a restricted stock award to a new officer of 50,000 shares of the Company’s common stock at a price of $1.20 per share and are amortizing it over the period of required service or 183 days. Total compensation expense for the three months ended September 30, 2006 for this award totaled approximately $12,000.

Depletion expense increased $15,202 from the same period in 2005 to $31,060 for the three months ended September 30, 2006. This relates to the increase in production of 780 BOE over the prior year quarter. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capital costs associated with the proven properties based on the ratio of production volume for the current period to total remaining reserve volume for the proven properties. On a per unit basis, depletion expense increased from $19.11 to $19.29 per BOE.

Interest income and other income increased $102,718 for the three months ended September 30, 2006 compared to the same period 2005. This increase is due to interest income earned on a $5.12 million equity fund raising in the fourth quarter of fiscal 2006 and the $7.1 million private placement offering in August 2006 generating approximately $62,000 offset by debt issue costs that were expensed upon conversion of stockholder loans of approximately $43,000.

There was no provision for income taxes for the fiscal three months ended 2006 and 2005 due to a 100% valuation allowance recorded for the three months ended September 30, 2006 and 2005, respectively on the total tax provision as we believe that it is more likely than not that the asset will not be utilized during the next year.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

We had a net loss of $860,328 for the six months ended September 30, 2006 compared to a net loss of $204,274 for the six months ended September 30, 2005, primarily resulting from $355,001 of compensation expense related to the issuance of options under the Stock Option Plan at fair market value, as per SFAS 123-R, and an increase in other general and administrative costs for establishing corporate offices and costs of becoming a public company related to international and domestic travel expenses, first time director fees, preparation of multiple SEC filings requiring legal and professional fees, contract labor and other public company costs related to investor/public relation costs. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal six months ended September 30, 2006 and 2005.

	Six Months Ended September 30,		Increase/
	2006	2005	(Decrease)

Oil sales	$170,924	$96,851	$74,073
Gas sales	2,887	-	2,887
Total Revenue	173,811	96,851	76,960
Production expenses:
Lease operating	37,604	13,272	24,332
Taxes other than income	9,635	4,098	5,537
General and administrative:
General and administrative	684,962	203,670	481,292
Stock-based compensation	355,001	-	355,001
Depletion — Full cost	52,445	34,073	18,372
Depreciation — Other	326	5,781	(5,455)
Impairment	-	-	-
Interest expense (income) and other (1)	(105,834)	40,231	(146,065)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(860,328)	$(204,274)	$656,054

Production:
Natural Gas — Mcf	594	-	594
Crude Oil — Mbbl	2.634	1.784	.850
Equivalent — Mboe	2.733	1.784	.949

Average price per unit (2) :
Gas price per Mcf	$4.86	$-	$4.86
Oil price per Bbl	$64.89	$54.29	$10.60
Equivalent per Boe	$63.60	$54.29	$9.31

Average cost per Boe:
Production expenses:
Lease operating	$13.76	$7.44	$6.32
Taxes other than income	$3.53	$2.30	$1.23
General and administrative expense:
General and administrative	$250.62	$114.16	$136.46
Stock-based compensation	$129.89	$-	$129.89
Depletion expense	$19.19	$19.10	$0.09

For the six months ended September 30, 2006, oil and gas sales increased $76,960, from the same period in 2005, to $173,811. The increase for the six months ended September 30, 2006 was primarily due to the increase in volumes of 0.9MBbls from 1.8 MBbls to 2.7 MBbls or $60,000. Additionally, revenue increased approximately $17,000 due to higher commodity prices as our average price per barrel increased $9.31, or 17.0%, in 2006 to $63.60 per BOE from $54.29 per BOE in 2005. Continued lower natural gas storage levels, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2006.

Lease operating expenses increased $24,332 for the six months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily due to production costs of approximately $21,000 for the Walker 1 well which came on production in the current quarter and accounted for 30% of the production or 832 BOE. On a per unit basis, lease operating expenses increased 85% from $7.44 per Bbl in 2006 to $13.76 per Bbl in 2005 due to an increase in production volumes, primarily from the Walker 1 well, offset by an increase in industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income taxes increased $5,537 for the six months ended September 30, 2006 as compared to the same period in 2005 due to higher oil and gas revenues and on a per unit basis increase of $1.23 per Bbl to $3.53 per Bbl. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales. Most of this increase is due to the production attributed to the higher rate of taxes on the Walker 1 well in the State of Louisiana which averaged 12.6%.

General and administrative expense for the six months ended September 30, 2006 increased $481,292 to $684,962 compared to the same period in 2005 primarily due to costs related to the Company becoming a public company such as international and domestic travel, preparation of SEC filings requiring legal and professional services and contract labor of approximately $300,000. Other public company costs incurred related to investor /public relations costs of approximately $110,000, as well as, increased in office costs entered into subsequent to September 30, 2005, in setting up corporate offices, additional accounting assistance and general office and supply expenses that have increased approximately $70,000.

Stock-based compensation expense was $355,001 for the six months ended September 30, 2006, primarily for stock option grants made in the fourth fiscal quarter of 2006 and being ratable expensed over the service period of approximately $343,000 with no stock-based compensation in 2005. The exercise price and this fair market value of the stock options granted were $0.35 and $0.60, respectively. All options vested 50% on the date of the grant with the remaining amounts to vest in 25% increments in each of the next two years. The expense was calculated based on fair market value at the date of the grant in accordance with SFAS 123(R). During the six months ended September 30, 2006, we also granted a restricted stock award to a new officer of 50,000 shares of the Company’s common stock at a price of $1.20 per share and are amortizing it over the period of required service or 183 days. Total compensation expense for the six months ended September 30, 2006 for this award totaled approximately $12,000.

Depletion expense increased $18,372 from the same period in 2005 to $52,445 for the six months ended September 30, 2006. This relates to the increase in production of 949 BOE over the prior year quarter. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proven properties based on the ratio of production volume for the current period to total remaining reserve volume for the proven properties. On a per unit basis, depletion expense increased from $19.10 to $19.19 per Bbl.

Interest income and other increased $146,065 for the six months ended September 30, 2006 compared to the same period 2005. This increase is due to interest income earned on a $5.12 million equity fund raising in the fourth quarter of fiscal 2006 and the $7.1 million private placement offering in August 2006 generating approximately $107,000 offset by debt issue costs that were expensed upon conversion of stockholder loans or approximately $43,000.

There was no provision for income taxes for the fiscal six months ended 2006 and 2005 due to a 100% valuation allowance recorded for the six months ended September 30, 2006 and 2005, respectively on the total tax provision as we believe that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended September 30, 2006 and 2005 were from a $5.12 million equity fund raising in the fourth quarter of fiscal 2006 and a $7.1 million private placement offering in September 2006, as well as, funds received and held in escrow as a result of the second closing of the private placement in an additional amount of approximately $3.1 million out of a total of approximately $3.9 million gross which was consummated in October 2006. These financing activities were used in our business operations and to fund exploration and development expenditures. Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. See below for additional discussion and analysis of cash flow.

	Six Months Ended September 30,
	2006	2005
Cash flows (used in) provided by operating activities	$(546,221)	$(35,988)
Cash flows used in investing activities	(995,540)	(220,434)
Cash flows provided by (used in) financing activities	9,063,866	684,804
Effect of exchange rate changes	9,795	(15,251)

Net increase (decrease) in cash and cash equivalents	$7,531,900	$413,131

Operating Activities

Net cash outflow from operating activities during the six months ended September 30, 2006 was $(546,221) which was an increased outflow of $(510,233) from $(35,988) net cash outflow during the six months ended September 30, 2005. This increase was primarily due to a 10% increase in operating expenses and taxes on our Kansas and Louisiana properties of approximately $30,000, as well as significantly higher general and administrative expenses of approximately $480,061 due to costs related to the Company becoming a public company, such as international and domestic travel, preparation of SEC filings requiring legal and professional services and contract labor of approximately $300,000. Other public company costs incurred related to investor /public relations costs of approximately $110,000, as well as an increase in office costs entered into subsequent to September 30, 2005, in setting up corporate offices, additional accounting assistance and general office and supply expenses that have increased approximately $70,000. These higher costs were offset by higher commodity prices, which increased by 17% or $9.31 per BOE, and increased sales volumes which also increased by 53% or .949 MBOE for a total increase in revenue of approximately $77,000 and an overall increase of 79% over the same period in 2005.

Investing Activities

The primary driver of cash used in investing activities was capital spending. We establish the budget for these amounts based on our estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted during any given year. Cash used in investing activities during the six months ended September 30, 2006 was $995,540, which was an increase of $775,106 from $220,434 of cash used in investing activities during the six months ended September 30, 2005. The investment in wells during this period in 2005 related to drilling of wells in Kansas. We have continued to invest in this prospect with the drilling of six new wells in Kansas in the Seward North and Katy prospects with these wells still in various stages of completion. Only one well has proved to be non-commercial at September 30, 2006.

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

During September 2006, we signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse No. 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The prospect is clearly identified by 3D seismic data and shows strong seismic attributes corresponding with the mapped structural closure. If Ilse No. 1 proves successful, we expect to participate in further wells to develop the potential of the New Taiton area. As such, Ilse No. 1 could, in a success case, lead to Index's participation in what will be a significant field development us. During the three months ended September 30, 2006, we have invested approximately $75,000 in the project.

 The Walker 1 well is now on production. Initial gross production of the Walker 1 well in Louisiana in which Index has a 12.5% working interest, is approximately 200 barrels of oil production per day. Associated gross gas production is approximately 0.175 million cubic feet per day. Walker 1 is the first productive well from our initial Phase 2 "Four Well Portfolio," which now forms just part of our expanding operations going forward. The remaining 3 wells in this program, Vieman 1, Taffy 1 and Taffy 2, are being drilled under a joint operating agreement with a partner with increased working interests in Vieman 1 (17%) and Taffy 2 (20%). Investments were made during the current quarter in the drilling of these wells in Texas, consisting of two Taffy Prospect wells totaling approximately $134,000 and approximately $455,000 for the Vieman 1 well in the Manor Lake Prospect. The commercial success of any of the remaining Phase 2 wells will also significantly add to our production and cash flow. This is in line with our strategy to rapidly build a balanced portfolio of producing assets without exposing investors to single critical events.

Financing Activities

Net cash generated from financing activities increased $8,379,062 during the six months ended September 30, 2006 to $9,063,866 as compared to $684,804 during the six months ended September 30, 2005. During the six months ended September 30, 2006, we repaid its bank loan and had no debt outstanding. On August 29, 2006, we completed a private placement offering in which we sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million, before fees of approximately $0.8 million. Furthermore on October 4, 2006, we completed a second closing of our private placement offering in which we sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and it subsequently sold another 80 units on October 5, 2006, for a total of 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for an overall aggregate gross proceeds of approximately $3.9 million before fees of approximately $0.4 million. Although the second closing was not consummated until subsequent to the end of the fiscal quarter ended September 30, 2006, we held approximately $3.1 in restricted escrow funds related to this transaction. Therefore, total funds received or attributable to us, before costs, at September 30, 2006 for these two transactions amounted to approximately $10.2 million.

Cash provided by financing activities in the six months ended September 30, 2005 was due to proceeds from notes payable from affiliates of approximately $677,000, less of debt issue costs of approximately $43,000, and the bank loan of approximately $51,000 obtained during that period.

Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Item 3. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes In Internal Controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

For the details of the Company’s unregistered sales of its equity securities, see the Company’s Current Reports filed with the SEC on Form 8-K on September 11 and October 11, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 15, 2006, the Company held a special shareholders meeting, for the Company’s shareholders of record as of August 11, 2006 (the “Record Date”), as was previously disclosed by the Company in its definitive Proxy Statement filed with the SEC on Schedule 14(a) on August 14, 2006. During the meeting, the affirmative vote of the Company’s shareholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

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

4.    To adopt the 2006 Incentive Stock Option Plan; and

5.    To ratify the selection of Russell Bedford Stefanou Mirchandani LLP (“RBSM”) as our independent auditors for the fiscal years ending March 31, 2006 and 2007.

The following was the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each of the proposals above:

Proposal #1	# of Votes Cast:	Proposal #2	# of Votes Cast:
For	39,985,796	For	39,096,966
Against	2,000	Against	882,830
Abstain	0	Abstain	8,000
Broker Non-Votes	8,332,230	Broker Non-Votes	8,332,230

Proposal #3	# of Votes Cast:	Proposal #4	# of Votes Cast:
For	29,831,185	For	39,987,796
Against	1,834,378	Against	0
Abstain	3	Abstain	0
Broker Non-Votes	8,332,230

Proposal #5	# of Votes Cast:
For	31,663,266
Against	2,000
Abstain	0

The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada on September 21, 2006, effective as of equal date, to amend the Company's Articles of Incorporation per the proposals #2 and #3.

Item 5. Other Information

None.

Item 6. Exhibits

3(i)1	Articles of Incorporation of Index Oil & Gas, Inc. (1)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), filed with the Secretary of the State of Nevada on November 28, 2005, changing the name of the Company from Thai One On Inc. to Index Oil & Gas, Inc., and increasing the number of authorized shares from 25,000,000 to 75,000,000. (2)

3(i)(3)
Certificate of Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), filed with the Secretary of the State of Nevada on September 21, 2006, increasing the number of authorized shares from 75,000,000 to 500,000,000, and creating a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock. (3)

3(ii)	By-laws of Index Oil and Gas Inc. (4)

10.1+	Employment Agreement entered into by and between Index Oil and Gas Inc. and John G. Williams, dated August 31, 2006. (5)

10.2	Form of Subscription Agreement dated as of January 20, 2006. (2)

10.3	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (6)

10.4	Form of Registration Rights Agreement dated as of August 29, 2006. (6)

20.1	Definitive Proxy Statement filed with the SEC on Schedule 14(a) on August 14, 2006. (7)

31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *
32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

* Filed Herewith
(1) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on May 24, 2004.
(2) Incorporated by reference to the Company’s Amended Current Report filed on Form 8-K/A with the SEC on March 15, 2006.
(3) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 28, 2006.
(4) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on May 24, 2004.
(5) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 8, 2006.
(6) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 11, 2006.
(7) Incorporated by reference to the Company’s definitive Proxy Statement filed on Schedule 14(a) with the SEC on August 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS, INC.

Date: November 14, 2006	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer