Form 10KSB/A
period 2005-12-31
Index Oil & Gas Inc.
filed 2006-11-28
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB/A

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of November 8, 2006 was $84,262,365.

As of November 8, 2006, there were outstanding 65,509,943 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2006 to include a copy of the amended Independent Auditor’s report dated March 24, 2006 which reflects the fact that the Company’s financial statements have been audited in accordance with the standards of the PCAOB.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters.

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

Name	Age	Position
Daniel Murphy (1)	63	Director, Chairman of the Company
Lyndon West (1)	46	Director, Chief Executive Officer
Andrew Boetius (1)	42	Director, Chief Financial Officer
David Jenkins (1)	56	Director
Michael Scrutton (1)	60	Director

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

SUMMARY COMPENSATION TABLE

			Long-Term Compensation Awards

				Securities
				Underlying
				Options (#)	All Other
Name and Principal Position	Year	Salary	Bonus	/SARS	Compensation
Evon Au	2005	$0	$0	0	$0
	2004	$390	$0	0	$0

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

Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Item 13. Exhibits.

Exhibit Number	Description
2.1	Acquisition Agreement between Index Oil and Gas Inc., Shareholders of Index Oil & Gas LTD., and Briner Group Inc. dated January 20, 2006. (1)
2.2	Form of Share Exchange Agreement entered into by and between Index Oil & Gas Inc. and Index Oil & Gas Ltd. shareholders. (1)
3.1
Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 333-115776), filed with the Securities and Exchange Commission on May 24, 2004). (1)

3.2
Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the “Company”), dated November 28, 2005, changing the name of the Company from Thai One On Inc. to Index Oil and Gas Inc., and increasing the number of authorized shares from 25,000,000 to 75,000,000. (1)

10.1	Form of Subscription Agreement dated as of January 20, 2006. (1)
10.2+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Lyndon West, dated January 20, 2006. (1)
10.3+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Andrew Boetius, dated January 20, 2006. (1)
10.4+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Daniel Murphy, dated January 20, 2006. (1)
10.5+	Non Executive Director Service Agreement entered into by and between Index Oil & Gas Ltd. and David Jenkins, dated January 20, 2006. (1)
10.6+	Non Executive Director Service Agreement entered into by and between Index Oil & Gas Ltd. and Michael Scrutton, dated January 20, 2006. (1)

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil & Gas Inc. adopted by the Company’s Board of Directors on March 31, 2006. (1)

21.1	List of subsidiaries of the Company. (1)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

+	Management contract or compensatory plan, contract or arrangement

(1)	(Incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2006).

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

INDEX OIL AND GAS, INC.

Date: November 27, 2006	By:	/s/ Lyndon West
Lyndon West Chief Executive Officer

INDEX OIL AND GAS, INC.

Date: November 27, 2006	By:	/s/ Andrew Boetius
Andrew Boetius Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Murphy		November 27, 2006
Daniel Murphy	Chairman of the Board

/s/ Lyndon West	Chief Executive Officer and Director	November 27, 2006
Lyndon West

/s/ Andrew Boetius	Chief Financial Officer and Director	November 27, 2006
Andrew Boetius

/s/ Michael Scrutton	Director	November 27, 2006
Michael Scrutton

/s/ David Jenkins	Director	November 27, 2006
David Jenkins

/s/ John Williams	Director and Executive Vice President of Exploration and	November 27, 2006
John Williams	Production

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF CHARTERED ACCOUNTANTS	F-2

AUDITED CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-13

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Index Oil & Gas, Inc. [formerly known as Thai One On, Inc.] and Subsidiary as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and period from March 3, 2004 (Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Index Oil & Gas, Inc. [formerly known as Thai One On, Inc.] and Subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2006 expressed an unqualified opinion thereon.

These consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. The Company has suffered recurring losses from operations that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This is further explained in Notes 9 to the financial statements.

Esther Yap & Co.
Chartered Accountants
Kuala Lumpur, Malaysia
March 24, 2006

Index Oil & Gas Consolidated Balance Sheet As of December 31, 2005

(Audited)

	December 31	December 31
	2005	2004
	(Audited)	(Audited)
A S S E T S

Current Assets

Cash and bank balances	$10,018	$50,434
Due from directors	$-	$1,834
Deposit and prepayment	$3,482	$2,625

Total Current Assets	$13,500	$54,893

Non - Current Assets

Property, plant and equipment	$10,000	$27,440

Total Assets	$23,500	$82,333

L I A B I L I T I E S

Current Liabilities
Accruals	$1,986	$7,162
Due to a director	$-	$756

Total Current Liabilities	$1,986	$7,918

Total Liabilities	$1,986	$7,918

S T O C K H O L D E R S ' E Q U I T Y

Common Stock

75,000,000/ 25,000,000 authorized shares, par value $.001
33,220,000/ 3,020,000 shares issued and outstanding	$33,220	$3,020

Additional Paid-in-Capital	$72,780	$102,980
Deficit accumulated during the development stage	$(84,486)	$(31,585)

Total Stockholders' Equity	$21,514	$74,415

Total Liabilities and Stockholders' Equity	$23,500	$82,333

See accompanying notes to financial statements.

Index Oil & Gas Consolidated Statement of Operations
		From Inception	From Inception
		(March 3, 2004)	(March 3, 2004)
	12 months Ended	to	to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(Audited)	(Audited)	(Audited)
Revenues	$18,925	$18,401	$37,326
Less:Cost of sale	$(5,296)	$(5,419)	$(10,715)
Gross Profit	$13,629	$12,982	$26,611

Expenses:

Administrative expenses	$42,269	$20,593	$62,862
Loss on Disposal of plant
and equipment	$5,883	$-	$5,883
Other operating expenses	$2,584 $ 3,320	$5,904
Staff costs	$15,729	$20,643	$36,372
Total Expenses	$66,465	$44,556	$111,021

Net loss from Operations	$(52,836)	$(31,574)	$(84,410)

Other Income and Expenses:
Loss on Foreign Exchange	$(65)	$-	$(65)
Bank charges	$-	$(11)	$(11)

Net Loss before Taxes	$(52,901)	$(31,585)	$(84,486)

Provision for Income Taxes

Income Tax Benefit	$-	$-	$-

Net Income (Loss)	$(52,901)	$(31,585)	$(84,486)

Basic and Diluted Earnings
Per Common Share	$(0.01)	$(0.02)	$(0.02)

Weighted Average number of
Common Shares
used in per share calculations	6,795,000	1,404,000	4,344,545

See accompanying notes to financial statements.

Thai One On, Inc. and Subsidiary Consolidated Statement of Stockholders' Equity

				Deficit
				Accumulated
	Number of			during
	Shares	$0.001	Paid-In	Development	Stockholders'
Group & Company	in '000	Par Value	Capital	Stage	Equity

Balance, March 3, 2004	-	$-	$-	$-	$-
(Inception date)	1,000	$1,000	$4,000	$-	$5,000
March 3, 2004 -	2,020	$2,020	$98,980	$-	$101,000
Stock Issued for Cash	-	$-	$-	$(31,585)	$(31,585)

Net Income (Loss)

Balance, December 31, 2004	3,020	$3,020	$102,980	$31,585	$74,415
Share split	30,200	$30,200	$(30,200)	$-	$-
Net Income (Loss)	-	$-	$-	$(52,901)	$(52,901)

Balance December 31, 2005	33,220	$33,220	$72,780	$(84,486))	$21,514

See accompanying notes to financial statements.

Index Oil & Gas Consolidated Statement Cash Flows

(Audited)

	12 Months Ended December 31, 2005	From Inception (March 3, 2004) to December 31, 2004	From Inception (March 3, 2004) to December 31, 2005
	(Audited)	(Audited)	(Audited)
Cash Flows from Operating Activities:
Net Income (Loss)
Adjustment for:	$(52, 901)	$(31, 585)	$(84, 486)
Asset written off	$9,219	$-	$9,219
Loss for Disposal of Plant & Equipment	$5,883		$5,883
Depreciation	$3,843	$1,446	$5,289

Operating loss before working capital changes:	$(33,956)	$(30,139)	$(64,095)
Account Receivables	$(857)	$(2,625)	$(3,482)
Account Payables	$(5,176)	$7,162	$1,986
Due from directors	$1,078	$(1,078)	$-
Net Cash Provided from Operating Activities	$(38,911)	$(26,680)	$(65,591)
Cash Flows from Investing Activity:	$(6,505)	$(28,886)	$(35,391)
Purchase of property, plant and equipment
Proceeds from sale of Plant & Equipment	$5,000	$-	$5,000
Net Cash Used in Investing Activity	$(1,505)	$(28,886)	$(30,391)
Cash Flows from Financing Activity:	$-	$106,000	$106,000
Sales of Common Stock
Net Cash Provided from Financing Activity	$-	$106,000	$106,000
Net Increase in Cash	$(40,416)	$50,434	$10,018
Cash Balance, Begin Period	$50,434	$-	$-
Cash Balance, End Period	$10,018	$50,434	$10,018
Supplemental Disclosures:	$-	$-	$-
Cash Paid for interest
Cash Paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

INDEX OIL & GAS INC.
AND SUBSIDIARY
[fka THAI ONE ON, INC.]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Organization and Principal Business Activity

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

On January 20, 2006, the Company completed the acquisition of Index Oil & Gas Ltd. (the "Acquisition" and "Index UK" respectively), a private company formed under the laws of the United Kingdom, pursuant to certain Acquisition and Share Exchange Agreements (collectively the "Agreements") entered into on January 20,

INDEX OIL & GAS INC.
AND SUBSIDIARY
[fka THAI ONE ON, INC.]

NOTES TO FINANCIAL STATEMENTS (continued)

2006. Pursuant to the Agreements, the Company acquired all of the outstanding equity stock and warrants of Index UK from Index UK Shareholders and warrant holders who held warrants to subscribe for Index UK equity stock (the "Warrant Holders"). As a result of the Agreements, there was a change in control of the Company. For accounting purposes, Index Oil & Gas Inc. shall be the surviving entity. For a more complete description of the Acquisition of Index UK by the Company, see Note 11- Subsequent Events.

Common Stock

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

Accounting Method

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

INDEX OIL & GAS INC.
AND SUBSIDIARY
[fka THAI ONE ON, INC.]

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 - Plant and Equipment

Plant and equipment at December 31, 2005 and December 31, 2004 consists of the following:

	2005	2004	Estimate Useful Lives
Computers	$-	789	5 years
Furniture and fixtures	$11,548	9,662	10 years
Utensils	$222	490	2 years
Renovation	$-	6,683	10 years
Kitchen Equipment	$-	10,936	10 years
Office Equipment	$-	326	5 years
	$11,770	28,886
Less: Accumulated depreciation	$(1,770)	(1,446)

Plant and equipment, net	$10,000	27,440

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

	2005	2004

Net loss, as reported	$(52,901)	(31,585)
Other comprehensive income	$-	-
Pro forma net loss	$(52,901)	(31,585)
Net loss per common share:
Basic and fully diluted loss per share, as reported	$(0.01)	(0.02)
Basic and fully diluted loss per share, pro forma	$(0.01)	(0.02)

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