Form 10QSB
period 2006-12-31
Index Oil & Gas Inc.
filed 2007-02-14
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

(Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               For the quarterly period ended: December 31, 2006

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

As of February 14, 2007, there were 65,509,943 outstanding shares of Common Stock.

Item 1. Financial Statements:
INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$12,180,690	$5,536,006
Trade receivables, net of allowance for doubtful accounts of $0	57,970	12,501
Prepaid costs and other receivables	108,650	6,254
Other current assets	-	8,600
Total Current Assets	12,347,310	5,563,361

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 3, 6, 7 and 12)	3,506,284	951,199
Property and Equipment, net of accumulated depreciation (Notes 2 and 3)	6,651	1,727
Total Oil & Properties and Property and Equipment	3,512,935	952,926

Total Assets	$15,860,245	$6,516,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$873,914	$555,452
Bank loan (Notes 5 and 11)	-	48,569
Other current liability (Note 11)	-	1,007
Total Current Liabilities	873,914	605,028

Long-Term Liabilities:
Asset retirement obligation (Notes 3 and 6)	41,552	25,300
Total Liabilities	915,466	630,328

Commitments and Contingencies (Note 7)	-	-

Stockholders Equity: (Notes 5, 7, 8, 9 and 12)
Common stock, par value $0.001, 500 million shares authorized, 65,509,943 and 54,544,345 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively (see Notes 7 and 8)	65,510	54,544
Preferred stock, par value $0.001, 10 million shares authorized, no shares issued and outstanding at December 31, 2006 and March 31, 2006 (Notes 7 and 8)	-	-
Additional paid in capital	18,719,538	8,387,306
Accumulated deficit	(3,858,155)	(2,575,581)
Other comprehensive income (Notes 2 and 4)	17,886	19,690
Total Stockholders' Equity	14,944,779	5,885,959

Total Liabilities and Stockholders' Equity	$15,860,245	$6,516,287

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Revenue: (Note 12)
Oil and Gas sales	$131,976	$49,238	$305,787	$146,089

Operating Expenses:
Operating costs	43,082	12,088	90,321	29,459
Depreciation and amortization (Note 3)	61,256	16,990	114,027	56,844
General and administrative expenses (Note 2)	585,077	99,743	1,625,040	303,412
Total Operating Expenses	689,415	128,821	1,829,388	389,715

Loss from Operations	(557,439)	(79,583)	(1,523,601)	(243,626)

Other Income (Expense):
Debt issue costs	-	-	-	(43,234)
Interest income (expense)	135,194	(889)	241,027	2,114
Total Other Income (Expense)	135,194	(889)	241,027	(41,120)

Loss before Income Taxes	(422,245)	(80,472)	(1,282,574)	(284,746)

Income Taxes Benefit	-	-	-	-

Net Loss	$(422,245)	$(80,472)	$(1,282,574)	$(284,746)

Loss per share (Note 10):
Basic and assuming dilution	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding (Note 10):
Basic and assuming dilution	65,383,822	19,751,078	65,383,822	19,751,078

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(1,282,574)	$(284,746)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash stock based compensation cost	563,048	-
Amortization of debt issue costs	-	43,234
Non-cash interest expense on warrant issuance on loan conversion	-	1,476
Depreciation and amortization	114,027	56,844
(Increase) decrease in receivables	(138,532)	(35,011)
Increase (decrease) in accounts payable and accrued expenses	311,187	(138,503)
Net Cash (Used In) Operating Activities	(432,844)	(356,706)

Cash Flows From Investing Activities:
Payments for oil and gas properties and property and equipment	(2,657,784)	(334,562)
Net Cash (Used In) Investing Activities	(2,657,784)	(334,562)

Cash Flows From Financing Activities:
Proceeds from issue of shares	-	523,651
Proceeds from issue of warrants	-	8,377
Proceeds from convertible notes payable	-	676,664
Proceeds from issue of common stock	10,965,598	-
Proceeds from bank term debt	-	51,374
Repayment of bank term debt	(51,797)	-
Payment for debt issue costs	-	(43,234)
Payment for share issue costs	(1,185,449)	(23,219)
Net Cash Provided by Financing Activities	9,728,352	1,193,613

Effect of exchange rate changes on cash and cash equivalents	6,961	(26,130)

Net Increase in Cash and Cash Equivalents	6,644,685	476,215

Cash and cash equivalents at beginning of period	$5,536,005	$8,673
Cash and cash equivalents at the end of period	$12,180,690	$484,888

Supplemental Disclosures of Cash Flow Information:
Cash (received) paid during the period for interest	$(241,027)	$(2,114)
Cash paid during the period for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non cash stock based compensation cost	$563,048	$-
Conversion of loan capital into share capital	$-	$750,630
Non-cash interest expense on warrant issuance on loan conversion	-	1,476

See accompanying notes to unaudited condensed consolidated financial statements

 INDEX OIL AND GAS, INC.

TO NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai then acquired a wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately held Malaysian company (“Thai Pasta”). In December of 2005, Thai changed its name from Thai One On Inc. to Index Oil and Gas, Inc (the “Company” or “Index Inc.”).

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

For a complete summary of the Company’s history and its historical organizational activities for up to the period ended September 30, 2006 see the Company’s Annual Report filed with the SEC on Form 10-K on July 17, 2006 and its Quarterly Reports filed with the SEC on Form 10-QSB on August 11, 2006 and November 14, 2006.

Operations

The company has a phased approach to its growth strategy. Phase 1, largely completed, consists of exploration projects with very low risk, low cost, low working interest, and limited upside. Phase 2, in progress, consists of projects with low risk, low to medium cost, low to medium working interests commensurate with funding capability and risk. These projects have increased upside. Phase 3, recently commenced, consists of projects with low to medium risk, medium to high costs, and working interests commensurate with the funding capability and risk. The Company expects these projects to deliver much higher upside.

PHASE 1 GROWTH STRATEGY: EIGHT-WELL DRILLING PROGRAM IN KANSAS

On August 21, 2006, the company announced an update to its Kansas drilling program that consisted of up to eight-wells. On January 9, 2007, the Company announced that six of the eight wells had been drilled, three in Barton County and three in Stafford County. All well locations are supported by modern 3D seismic data.

On January 9, 2007, the company announced that in Barton County where the Company has a 3.25% working interest, two of the wells drilled were completed as oil producers. Schartz 1-18 and Rogers Unit 1-1 wells began producing in October 2006 with gross daily oil production of seven barrels and eight barrels, respectively. Pan John 1-11 was a dry hole. Panning 1-1 spud is pending receipt of a US Army Corps of Engineers permit.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

In Stafford County where the Company has a 5% working interest, two wells were completed as oil producers. The Hay Witt 1-11 and the Hayden 1-14 wells began producing in November 2006 and December 2006, respectively, with a gross daily oil production of 42 barrels and eight barrels, respectively. The Hull Witt 1-11 was a dry hole. No further wells were drilled.

The company is planning its calendar year 2007 drilling program on its leases in the two counties. Approximately four wells are planned.

PHASES 2 & 3 GROWTH STRATEGIES: EIGHT-WELL DRILLING PROGRAM IN TEXAS AND LOUISIANA

Phase 2 Growth Strategy

The Company has made progress with its onshore Phase 2 drilling program and announced on August 21, 2006 that the Walker 1 discovery well drilled in Louisiana began producing on August 18, 2006. Initial gross production of the well, in which Index has a 12.5% working interest, was approximately 200 barrels of oil per day with associated gross gas production of approximately 175 thousand cubic feet per day. Walker 1 is the first productive well from the Company's initial Phase 2 "Four Well Portfolio,”

The remaining seven wells in the current Phases 2 and 3 eight-well program are in Texas. Vieman 1 in Brazoria County was spudded October 15, 2006 with a goal of converting Proved Undeveloped reserves to Proved Developed reserves. Index built its working interest from an original 12.5% WI to a final 19.5% prior to spudding. On December 20, 2006, the Company announced that the deviated well had been drilled to a total depth of 10,383 feet true vertical depth, 11,340 feet measured depth. Electric logs indicated two potential pay zones below 10,000 feet true vertical depth totaling approximately 15 feet of net gas bearing reservoir. The well took longer than anticipated to drill due to unplanned sidetrack operations and pressure control requirements in the lower of the two pay sections, and has incurred costs significantly in excess of pre-drill estimate. The current operation is preparing for hook-up to the local pipeline grid to allow testing of the deeper reservoir and concurrent gas sales.

The three-well Taffy drilling program was announced on December 5, 2006. Originally planned as a two-well program, a third well was added prior to drilling. The Company originally agreed to a 7.5% working interest in the two Taffy wells. The Company increased its working interest to 12.5% in Taffy 1, renamed Hawkins 1, and to 30% in Taffy 2, renamed Dark 1. The company took a 30% working interest in a third Taffy well named Ruse 1. The three wells target relatively shallow Miocene gas reservoirs between 5,000 and 7,000 feet in Matagorda County.

On January 25, 2007, the Company announced the Hawkins 1 commercial discovery. A completion test confirmed gas flow at a measured rate of approximately 1.04 million cubic feet per day through a choke of 9/64th inch with a flowing tubing pressure of 1,850 pounds per square inch. The well is scheduled to begin production into the local pipeline grid during the second quarter of calendar year 2007.

Ruse 1 was non-commercial and has been plugged and abandoned.

Dark 1 is expected to spud as soon as the drill site becomes accessible. Heavy rains in the area have delayed the mobilization of the rig. It is expected that operations will recommence during the first or second quarter of calendar year 2007.

As announced on May 2, 2006 and July 12, 2006, the Company entered into two Phases, I and II of an exploration agreement with ADC to reprocess seismic data and develop prospects to drill in four areas in Texas, Mississippi, and Alabama. This project is capable of delivering Phase 2, as well as, Phase 3 Growth Strategy projects. The first drillable prospect generated as a result of this agreement that the Company has verbally committed to drill is an exploration well in Nacogdoches County. The well, named Cason 1, will target the Travis Peak gas reservoir and is planned for calendar year 2007 drilling.

Phase 3 Growth Strategy

On September 10, 2006, the Company signed an agreement to participate in the New Taiton Project in Wharton County. The first well, Ilse 1 with a planned total depth of over 17,000 feet, will target stacked Wilcox sands on trend with large nearby gas fields producing gas from the same Wilcox reservoirs. The prospect is defined by modern 3D seismic data. If Ilse 1 proves successful, the Company expects to participate in further wells to develop the potential of the New Taiton Project. The Company has a 10% working interest before payout and an 8% working interest after payout in the New Taiton Project. Ilse 1 spudded on December 1, 2006.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

On December 4, 2006, the Company announced that it has signed an exploration agreement to participate at 15% working interest in the West 1 exploration well targeting the high-potential Edwards Limestone in Lavaca County, Texas. The proposed total depth of the well is approximately 14,700 feet. The company announced on January 23, 2007 that it had increased its working interest in the West 1 well to 20%. The well is planned to spud during the first half of calendar year 2007 with drilling results expected during the same period. The medium-risk West 1 well, if successful in finding commercial gas, will pave the way for follow-on drilling activity in the leased area defined in the exploration agreement. The prospect is adjacent to fields producing from the Edwards Limestone. Combined cumulative gas production from these fields exceeds 400 billion cubic feet.

Funding

On September 9, 2006, the Company announced the completion of a private placement for 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million.

On October 10, 2006, the Company announced the completion of a private placement for 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $3.9 million.

The net proceeds of these two placements will be applied to the expansion of the Company’s operations in the United States as the Company hopes to fund additional Phase 2 and 3 Growth Strategies consisting of drilling generated by successful new ventures, as well as, success in existing ventures such as the West 1 and Isle 1 higher potential wells.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2006 and for the three and nine months ended December 31, 2005 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore and Thai Pasta (inactive) at March 31, 2006, after eliminating all significant intercompany accounts and transactions. As of and for the three and nine months ended December 31, 2006, the unaudited condensed consolidated financial statements include the accounts, after eliminating all significant intercompany accounts and transactions, of the Company and its wholly owned subsidiaries named above, except that in the third quarter of fiscal 2007, Thai Pasta ceased to be a subsidiary of the Company. This resulted in no impact to the financial position, results of operations or cash flows of the Company for the three and nine months ended December 31, 2006 as there is no value assigned to the assets, liabilities or equity of Thai Pasta following the reverse merger transaction discussed below (See Note 7, Commitments and Contingencies). Results of operations are included from the date of incorporation and to the extent of differences in dates of incorporation, the results of operations for the three and nine months ended December 31, 2006 are not comparable with the same periods ended December 31, 2005. For the reverse merger between the Company and Index Ltd. at January 20, 2006 the stockholder’s equity section and earnings per share in the Condensed Consolidated financial statements at December 31, and March 31, 2006 were restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.

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

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts was $0 at December 31, 2006 and March 31, 2006.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at December 31, 2006 and 2005. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at December 31, 2006 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three months ended December 31, 2006 and 2005. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. No ceiling test write-down was recorded for the three months ended December 31, 2006 and 2005. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.   Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal period-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal quarter. Translation adjustments are included in Accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet with the corresponding foreign currency transaction (losses)/gains included in - other comprehensive loss - foreign currency translation in the statement of operations and totaled $17,886 and $19,690 at December 31, 2006 and March 31, 2006, respectively.

Stock Based Compensation

In determining our accounting policies, the Company chose to apply the intrinsic value method pursuant to Accounting Standards Board (“APB”) APB No. 25, “Stock Issued to Employees” (“APB No. 25”) effective February 2003. Under APB No. 25, no compensation is recognized when the exercise price for options granted equals the fair value of the Company’s common stock on the date of the grant. Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permit the continued use of the method prescribed by APB No. 25, but require additional disclosure, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. Although the Company applied the intrinsic method in accounting for stock issued to employees, it does record compensation expense for the difference between the fair market value and the exercise price at the date of the grant using the Black Scholes valuation model. There was no pro forma impact for the three months ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS-123R”). This statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006 and to the unvested portion of all awards granted prior to that date. The Company adopted this statement using the modified version of the prospective application (modified prospective application). Under the modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original fair market value of those awards on the date of grant as calculated for recognition under SFAS 123. The compensation cost for these earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS 123. The impact of adoption of SFAS-123R decreased income from operations and income before income taxes and net income by $208,047 and $563,048 for the three and nine months ended December 31, 2006, respectively and there was no impact on the condensed consolidated statement of cash flows. The effect on net loss per share for the nine months ended December 31, 2006 for basic and diluted is $0.02. See Note 10 of the notes to the condensed consolidated financial statements for additional disclosure.

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-A replacement of APB Opinion No. 20 (APB 20) and FASB Statement No. 3 (SFAS 154). In order to enhance financial reporting consistency between periods, SFAS 154 modifies the requirements for the accounting and reporting of the direct effects of changes in accounting principles. Under APB 20, the cumulative effect of voluntary changes in accounting principle was recognized in net income in the period of the change. Unlike the treatment previously prescribed by APB 20, retrospective application is now required, unless it is not practical to determine the specific effects in each period or the cumulative effect. If the period specific effects cannot be determined, it is required that the new accounting principle must be retrospectively applied in the earliest period possible to the balance sheet

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Changes and Error Corrections (continued)

accounts and a corresponding adjustment be made to the opening balance of retained earnings or another equity account. If the cumulative effect cannot be determined, it is necessary to apply the new accounting principles prospectively at the earliest practical date. If it is not feasible to retrospectively apply the change in principle, the reason that this is not possible and the method used to report the change is required to be disclosed. The statement also provides that changes in accounting for depreciation, depletion or amortization should be treated as changes in an accounting estimate inseparable from a change in accounting principle and that disclosure of the preferability of the change is required. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted this FASB on April 1, 2006. The adoption of this pronouncement did not materially impact the Company’s operating results, financial position or cash flows.

New Accounting Pronouncements Not Yet Adopted

Certain Hybrid Instruments, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at December 31, 2006.

Accounting for Servicing of Financial Assets , In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“ SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company has not yet determined the impact the Company’s condensed consolidated financial position or results of operations.

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

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Not Yet Adopted (continued)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at December 31, 2006 and March 31, 2006 consist of the following:

	December 31, 2006	March 31, 2006
Proved properties	$2,038,866	$722,056
Unevaluated and unproved properties	1,708,542	356,729

Gross oil and gas properties-onshore	3,747,408	1,078,785
Less: accumulated depletion	(241,124)	(127,586)
Net oil and gas properties-onshore	$3,506,284	$951,199

Included in the Company's oil and gas properties are asset retirement obligations of $41,552 and $25,300 as of December 31, 2006 and March 31, 2006, respectively.

Depletion expense was $61,093 and $16,674 or $25.41 and $19.14 per barrel of production for the three months ended December 31, 2006 and 2005, respectively.

At December 31, 2006 and March 31, 2006, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	December 31, 2006	March 31, 2006
Not subject to depletion-onshore:
Exploration costs	$1,489,227	$236,806
Cost of undeveloped acreage	219,315	119,923
Total not subject to depletion	$1,708,542	$356,729

It is anticipated that the cost of undeveloped acreage of $219,315 and exploration costs of $1,489,227 will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed. Included in the exploration costs is approximately $370,000 of costs incurred on the Vieman 1 well, which are estimated to relate to a second pay zone which is currently being evaluated for potential reserves. 50% of the Barton project entry costs (approximately $28,000) are included in the amortization base at December 31, 2006.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Acquisitions and Dispositions

The Company paid $375,000 in July 2003 to acquire its interest in the oil and gas leases comprising the Kansas properties, which included rights to a number of newly drilled wells that were in the process of being brought on stream at that time. Initially $100,000 of the overall acquisition cost was allocated to proved property acquisition costs and $275,000 to unproved property acquisition costs. It is expected that at least 24 prospects will be drilled in total on these properties and for each well that has been drilled on the Kansas properties subsequent to the acquisition and through to December 31, 2006, $16,000 per well (being approximately 1/24 of the original acquisition cost) has been reclassified as proved property costs and brought into the calculation of amortization against estimated proven reserves. In addition an equivalent transfer where required has been made for future well locations for which proven undeveloped reserves have been ascribed at December 31, 2006 and 2005. Drilling and completion of wells on the Kansas properties generally takes no more than one month in total. In fiscal year 2006, the Company acquired its interest in the Barton County Kansas exploration project.

During June 2006, the Company committed to exercise of its option for Phase 2, at a cost of $142,726, including data processing charges, and its 18% participation in the first well with ADC in Nacogdoches County in East Texas.

During July 2006, the Company agreed to increase its working interest in Vieman 1 from 12.5% to 17% and Taffy 2 from 7.5% to 20%. Subsequently, the Company announced a further increase in working interest in the Vieman 1 to 19.5%.

The commencement of the Taffy drilling program was announced on December 12, 2006. Originally planned as two wells, a third was added prior to drilling. Index originally agreed to take a 7.5% WI in the Taffy 1 and 2 wells. Just prior to drilling, the Company had taken a 12.5% WI in Taffy 1, and 30% in both the Taffy 2 and 3 wells.

The well names, as is the convention, were confirmed prior to drilling as Taffy 1 (Hawkins 1), Taffy 2 (Dark 1) and Taffy 3 (Ruse 1)

Index also announced on August 19, 2006 that the first of 4 wells in the Barton County exploration project in Kansas ("Barton") was expected to start drilling by third quarter of calendar year 2007 anticipating that all 4 wells will be drilled back to back. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). The Company believes several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area. Drilling operations commenced in August 2006 in the area and three wells were drilled (the fourth well being delayed pending final permitting), of these wells, two have been completed in October 2006 as producers and one is non-commercial and has been plugged and abandoned.

The Company also has spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the Barton project total to approximately 6900 acres. Index's ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore, additional opportunities while maintaining the same net acreage position in the project.

 The Barton wells formed part of a planned eight well Kansas drilling program which includes four additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations consisting of three wells (the fourth well has been delayed to calendar year 2007) in Seward commenced in September 2006 and finished in the fourth quarter of calendar year 2006 and two of these three wells have been completed as producers and one is non-commercial.

On January 9 2007 the Company announced the hook up of the four successful wells from its 2006 exploration program in Kansas. Index completed a 6 well (from the planned 8), low-risk exploration drilling program in the Seward project in Stafford County, and the Katy project in Barton County, Kansas, in the fourth quarter of calendar year 2006.

Based on the successful results of its calendar year 2006 Stafford and Barton drilling program, which resulted in these four wells, Index is planning a calendar year 2007 drilling program in these two areas that is expected to consist of approximately four additional wells.

On September 19, 2006, the Company signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The Company believes that the prospect is clearly identified by 3D seismic data.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

If Ilse 1 proves successful the Company expects to participate in further wells to develop the potential of the New Taiton area. Ilse 1 spudded in the fourth quarter of calendar year 2006 with a proposed Total Depth (TD) of around 17,000ft. The Company has taken a 10% WI before payout and 8% working interest after payout in the New Taiton project and Ilse 1.

On December 4 2006, the Company announced that it has signed an exploration agreement to participate in the West 1 exploration well. The well targets the high-potential Cretaceous Edwards limestone in Lavaca County, Texas. The proposed total depth of the well is 14,700ft.

Index will have a 20% working interest in the well that is planned to spud in first half of calendar year 2007. Drilling results are expected during calendar year 2007.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at December 31, 2006 and March 31, 2006 were as follows:

	December 31, 2006	March 31, 2006
Computer costs, including foreign translation adjustment	$17,457	$11,217
Less: accumulated depreciation	(10,806)	(9,490)
Total other property and equipment	$6,651	$1,727

Depreciation expenses from continuing operations amounted to $163 and $316 for the three months ended December 31, 2006 and 2005, respectively. There was no interest capitalized in property, plant and equipment at December 31, 2006 and 2005.

NOTE 4 - COMPREHESIVE LOSS

For the three months ended December 31, 2006 and 2005, comprehensive loss consisted of the amounts listed below.

	For the Three Months Ended December 31,
	2006	2005
Net loss	$(422,245)	$(80,472)
Foreign currency translation	(5,839)	(4,849)
Comprehensive Loss	$(428,084)	$(85,321)

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 5 - NOTES PAYABLE

Index Ltd incurred debt and raised capital through a series of rounds of fundraising from inception through December 31, 2006. All of the Index Ltd. stockholder debt funding was later converted to common stock at par and additional paid in capital. After all conversion of stock, notes payable at December 31, 2006 and March 31, 2006 was $0.

There was no debt issue cost incurred during the three months ended December 31, 2006 and 2005. There was no debt issue amortization expense in the three months ended December 31, 2006 and 2005. There was no unamortized debt issue cost at December 31, 2006 and March 31, 2006.

There were no outstanding bank loans at December 31, 2006 and $49,535 outstanding bank loans at December 31, 2005 which was a one-year term note for additional financing for operations. The amount borrowed was $51,374 (with a valuation of $48,569 at March 31, 2006) in quarter 1 of fiscal year 2006 at the ruling transaction rate. The term loan was financed at a rate of 2% over the bank’s prime interest rate. At expiration date in April 2006, the bank renewed the loan for up to an additional year. The bank held the following security: Debenture including fixed equitable charge over all present and future freehold and leasehold property of Index Ltd; First fixed charge over, among other things, book and other debts, chattels, goodwill and uncalled capital. First floating charge over all assets and undertakings both present and future of Index Ltd.; Joint and several guarantees were given by Lyndon West and Michael Scrutton. This bank loan was repaid during June 2006, being $51,797 at the transaction date.

NOTE 6  -  ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the three months ended December 31, 2006 is as follows:

For the Three Months Ended December 31, 2006
ARO as of beginning of period	$27,135
Liabilities incurred during period	14,417
Liabilities settled during period	-
Accretion expense	-
Balance of ARO as of end of period	$41,552

Of the total ARO, $41,552 is classified as a long-term liability at December 31, 2006. For each of the three months ended December 31, 2006 and 2005, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE 7  -  COMMITMENTS AND CONTINGENCIES

The Company has no commitments to oil and gas exploration and production capital expenditure other than ongoing planned expenditures on the Kansas properties, and the commitments relating to new wells in Texas and Louisiana. In July 2006, the Company agreed with operator Crawford Energy to increase its WI (working interest) in the Vieman 1 well from 12.5% to 17% and subsequently further increased its working interest in this well to 19.5%. The Company originally agreed to take a 7.5% WI in the Taffy 1 (now named Hawkins 1). Just prior to drilling, the Company increased its interest in the Taffy 1 well to 12.5% and the Taffy 2 (now named Dark 1) and Taffy 3 (now named Ruse 1) wells to 30%.

As announced on May 2, 2006 and July 12, 2006, the Company entered into two Phases, I and II, of an exploration agreement with Advanced Drilling Concepts (“ADC”) to reprocess seismic data and develop prospects to drill in four areas in Texas, Mississippi, and Alabama. This project is capable of delivering Phase 2 as well as Phase 3 Growth Strategy projects. The first drillable prospect generated as a result of this agreement that the Company has verbally committed to drill is an exploration well in Nacogdoches County. The well, named Cason 1, will target the Travis Peak gas reservoir and is planned for calendar year 2007 drilling.

Index also announced on August 19, 2006 that the first of 4 wells in the Barton County exploration project in Kansas ("Barton") was expected to start drilling by fourth quarter of calendar year 2006, subsequently 3 wells were drilled and one delayed. These new wells are located on prospects interpreted from a newly acquired 17.25 square mile 3-D seismic survey (of which approximately 9.45 square miles cover Index leases). The Company believes several other leads have been identified from the Barton data, and that additional drilling opportunities may exist in the area.

The Barton wells formed part of a planned Kansas 8 well drilling program which includes 4 additional wells in the adjacent and similar Seward area already in production, in which Index has a 5% working interest. Drilling operations in Seward commenced on September 20, 2006 and 3 wells were drilled at December 31, 2006 (the fourth well being delayed to the next drilling program), and of these three wells two have been completed as producers and one is non-commercial.

The Company also has spread its oil and gas lease participation over approximately an additional 2120 acres of land, bringing the Barton project total to approximately 6900 acres. Index's ownership in Barton is now a 3.25% interest following this agreement to spread its ownership over an increased number of leases and therefore, additional opportunities while maintaining the same net acreage position in the project.

On January 9 2007 the Company announced the hook up of four successful wells from its 2006 exploration program in Kansas. Index completed a 6 well (from the planned 8), drilling program in the Seward project in Stafford County, and the Katy project in Barton County, Kansas, in the fourth quarter of calendar year 2006. The wells targeted oil in the Lansing and Arbuckle reservoirs at drill depths between 3,500 and 3,800ft in two areas.

Four of the wells were successful and are now producing oil. Two of the wells were drilled and completed in Barton County, where Index has a 3.25% WI; the Schartz 1-18 and Rogers Unit 1-1 wells began producing in October 2006.

The other two wells were drilled and completed in Stafford County, where Index has a 5% WI; the Hayden 1-14 and Hay Witt Unit 1-11 wells began producing in November and December 2006, respectively.

The Pan John Unit 1-11 in Barton County and the Hull Witt 1-11 in Stafford County were non-commercial. Both wells have been plugged and abandoned.

Based on the successful results of its calendar year 2006 Stafford and Barton drilling program, which resulted in these four wells, Index is planning a calendar year 2007 drilling program in these two areas that is expected to consist of approximately four additional wells.

On September 19, 2006, the Company signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse 1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The prospect is clearly identified by 3D seismic data.

If Ilse 1 proves successful the Company expects to participate in further wells to develop the potential of the New Taiton area. It is expected that Ilse 1 will spud in the fourth quarter of calendar year 2006 with a proposed Total Depth (“TD”) of around 17,000 feet. The Company has taken a 10% working interest before payout ("WI") and an 8% working interest after payout in the New Taiton project.

On December 4, 2006, the Company announced that it has signed an exploration agreement to participate in the West 1 exploration well. The well targets the high-potential Cretaceous Edwards limestone in Lavaca County, Texas. The proposed total depth of the well is 14,700ft. Subsequent to the three months ended December 31, 2006, the Company agreed with operator Broad Oak Energy, Inc. to increase its working interest (“WI”) in the West 1 well from 15% to 20%.

Index will have a 20% working interest in the well that is planned to spud in first half of calendar year 2007 with drilling results expected during calendar year 2007. The medium-risk West 1 well, if successful in finding commercial gas, will pave the way for follow-on drilling activity in the leased area defined in the exploration agreement. Combined cumulative production from fields nearby exceeds 400 billion cubic feet of gas from the Edwards limestone.

During the three months ended and as of December 31, 2006, the Company transferred the ordinary shares of Thai Pasta to a third party as part of a voluntary process to liquidate the entity and Thai Pasta ceased to be a subsidiary of the Company. This resulted in no impact to the financial position, results of operations or cash flows of the Company for the three and nine months ended December 31, 2006 as there is no value assigned to the assets, liabilities or equity of Thai Pasta following the reverse merger transaction which occurred on January 20, 2006.

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

Registration Statement

On August 29, 2006, the Company completed a private placement offering in which the Company sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #1”), each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $7.1 million. Furthermore on October 4, 2006, the company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #2”, Investors #1 and Investors #2 shall collectively be referred to as the “Investors”) , each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and subsequently sold another 80 units on October 5, 2006, for an overall total of 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million.

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. On February 9, 2007, the SEC declared the Registration Statement effective, and therefore did not incur any liquidated damages.

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

On August 29, 2006, the Company completed the first closing under a private placement offering in which the Company sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million. The net proceeds of this placement will be applied to the expansion of Index's operations in the U.S. as the Company hopes to enter a busy drilling period over the coming 12 months.   The proposed application of the proceeds is in line with Index's strategy to develop its activities to include higher upside, carefully risked opportunities appropriate to its financial resources and spread across a balanced and managed portfolio. Total fees paid on the first closing of the private placement were approximately $0.8 million.

Furthermore on October 4, 2006, the Company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and it subsequently sold another 80 units on October 5, 2006, for a total of 3,867,700 shares of common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million. Total fees paid on the second and third closing of the private placement were approximately $0.4 million.

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

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will be entitled to the liquidated damages from the Company in an amount equal to 2% of the

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 8  -  CAPITAL STOCK (continued)

aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. On February 9, 2007, the SEC declared the Registration Statement effective, and therefore did not incur any liquidated damages.

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

Total compensation expense recorded for the issuance of all options and restricted stock in the third quarter of fiscal 2007 was $208,047.

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
DECEMBER 31, 2006
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Effective January 1, 2006, the Company began accounting for stock-based compensation under SFAS-123R, whereby the Company records compensation expense based on the fair value of awards described below. The Company did not issue any stock options during the three months ended December 31, 2005 and therefore had no compensation expense.

The remaining compensation expense associated with total unvested stock option awards as of December 31, 2006 was $263,296 and will be recognized over a remaining weighted average period of approximately 1 year. A total of $208,047 was recorded as compensation expense for the three months ended December 31, 2006. Since there was no public market for the Company’s stock and operations were not comparable to a peer group prior to the acquisition, the stock issuance price for the private equity raising at the date of acquisition of $0.60 was used as the share market price and an exercise price of $0.35. The weighted-average fair value of options granted under the fair valued based method or $0.398, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.38%; (2) a volatility rate of 100%; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price; and (6) 2 year life.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at December 31, 2006 and March 31, 2006 restated for the recapitalization which occurred on January 20, 2006 at an exchange rate of one Index Ltd. share or warrant for approximately 2.857 shares or warrants of the Company’s.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2005	-	$-
Granted	4,577,526	0.35
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	4,577,526	$0.35
Granted
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	4,577,526	$0.35

The Company has assumed an annual forfeiture rate of 0 % for the awards granted in 2006 based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

Options Outstanding				Options Exercisable at December 31, 2006
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	4,577,526	4.05	$ 0.35	2,288,763	$ 0.35

  INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $4,806,402 and $2,403,201, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.40 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $263,296, which is expected to be recognized over a weighted average period of approximately 12 months. No options vested during the nine-month periods ended December 31, 2006 and 2005, respectively.
Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2005	138,655	$ 0.07
Granted	954,021	0.14
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable March 31, 2006	1,092,676	$0.13
Granted	-	-
Exchanged	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at December 31, 2006	1,092,676	$0.13

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	138,655	3.75	$0.07	138,655	$0.07
$0.14	143,037	3.75	$0.14	143,037	$0.14
$0.14	392,839	3.75	$0.14	392,839	$0.14
$0.14	391,410	3.75	$0.14	391,410	$0.14
$0.14	26,735	3.75	$0.14	26,735	$0.14
	1,092,676	3.75	$0.13	1,092,676	$0.13

  INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)
NOTE 10  -  EARNINGS PER SHARE

In February 2003, Index Ltd. was capitalized with 100 million shares of common stock authorized. On January 20, 2006, in a reverse merger between the Company and Index Ltd., 22,615,552 of the Company’s Common Stock were exchanged for 7,916,232 shares of Index Ltd. and 8,533,333 shares were sold to private investors in connection with the Transaction. In addition, as of January 20, 2006, the Company had 23,091,667 shares of Common Stock issued and outstanding. The Company also issued 303,793 shares of common stock to management as compensation expense, which had been reserved for issue as part of the share exchange transaction. Additional fund raisings during the fiscal year ended 2007 of $10.9 million were sold to private investors with a total of 10,965,598 shares of common stock issued. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. In addition, for the three months ended December 31, 2006 and 2005, excluded from diluted earnings per share are 5,670,202 and 1,092,676, respectively of warrants, options and/or subscriptions received to acquire common stock.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Shares—basic	65,383,822	19,751,078	65,383,822	19,751,078
Dilution effect of stock option and awards at end of period	-	-	-	-
Shares—diluted	65,383,822	19,751,078	65,383,822	19,751,078
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,670,202	1,092,676	5,670,202	1,092,676

NOTE 11 - RELATED PARTY TRANSACTIONS

Lyndon West and Michael Scrutton, jointly and severally, guaranteed the bank loan. During June 2006, the Company repaid the bank loan.

NOTE 12 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended December 31, 2006 and as of December 31, 2006, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and property, plant and equipment information below is based on physical location of the assets at the end of each period.

	December 31, 2006
	Total Oil & Gas Revenue	Total Assets(1)
Kansas	$38,072	$606,184
Louisiana	93,904	294,323
Texas-		2,758,029
Other	-	176,421
Total	$131,976	$3,834,957

(1)
Total assets at December 31, 2006 are reported gross. Under the full cost method of accounting for oil and gas properties, accumulated depreciation, depletion and amortization and impairment is not allocated to properties.

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the three months ended December 31, 2006, the Company agreed to increase its working interest (“WI”) in the West 1 well from 15% to 20%. The West 1 program targets the Cretaceous Edwards limestone in Lavaca County, Texas. The proposed total depth of the well is14,700 feet and is now expected to spud in the first half of calendar year 2007, subject to rig availability.

In January 2007, the Company announced the hook up of four successful wells from its calendar year 2006 Kansas exploration program. The Company has completed a six-well, low-risk exploration drilling program in the Seward project in Stafford County, and the Katy project in Barton County, Kansas, in the fourth quarter of calendar year 2006. The wells targeted oil in the Lansing and Arbuckle reservoirs at drill depths between 3,500 and 3,800 feet in two areas. Four of the wells were successful and are now producing oil. Two of the wells were drilled and completed in Barton County, where Index has a 3.25% working interest; the Schartz 1-18 and Rogers Unit 1-1 wells began producing in October 2006. The other two wells were drilled and completed in Stafford County, where Index has a 5% working interest; the Hayden 1-14 and Hay Witt Unit 1-11 wells began producing in November and December 2006, respectively. The Pan John Unit 1-11 in Barton County and the Hull Witt 1-11 in Stafford County were non-commercial. Both wells have been plugged and abandoned. Based on the successful results of its 2006 Stafford and Barton drilling program, which resulted in these four long-life oil wells, the Company is planning a 2007 drilling program in these two areas that is expected to consist of approximately four additional wells in these Kansas assets.

Also in January, the Company announced that the Hawkins 1 exploration well in the Taffy area of Matagorda County, Texas (formerly named Taffy 1) is a commercial discovery. A completion test confirmed gas flow at a measured rate of approximately1.04 million cubic feet per day through a choke of 9/64th inch with a flowing tubing pressure of 1,850 psi. Index has a 12.5% Working Interest in Hawkins 1. Hawkins 1 is scheduled to begin production from a Miocene sandstone reservoir at approximately 5,000 feet deep into the local pipeline grid during the second calendar quarter 2007. Hawkins 1, once hooked up and producing, will add incrementally to the Company's reserves and cashflow in line with the Company's strategy to rapidly build a balanced portfolio of producing assets, without exposing investors to single critical events. Ruse 1 (formerly Taffy 3) was non-commercial and has been plugged and abandoned. The third and final exploration well in this program, Dark 1 (formerly Taffy 2), is expected to spud as soon as the drill site becomes accessible. To date, heavy rain in the area and the consequent ground conditions have precluded the mobilization of the rig. It is expected that operations will recommence during the first half of calendar year 2007.

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

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. On February 9, 2007, the SEC declared the Registration Statement effective The Company has therefore, not recorded any contingent liability associated with the liquidated damages.

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

Risk Factors

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Quarterly Report on Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. The Company urges you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

The section entitled "Risk Factors" set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and similar types of discussions in other SEC filings discuss some of the important risks that may affect the Company’s business, results of operations and financial condition. Some of those risks are as follows:

*The Company is at an early stage of development, has a limited operating history and has incurred significant losses since inception and anticipates that it will continue to incur losses for the foreseeable future.

*The Company’s business may be subject to liability risks, which could be costly and negatively impact its business and financial results.

*The Company’s stock price can be extremely volatile.

You should carefully consider those risks, in addition to the other information in this Report and in the Company’s other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

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

The Company has a phased approach to its growth strategy. Phase 1, largely completed, consists of exploration projects with very low risk, low cost, low working interest, and limited upside. Phase 2, in progress, consists of projects with low risk, low to medium cost, low to medium working interests commensurate with funding capability and risk. These projects have increased upside. Phase 3, recently commenced, consists of projects with low to medium risk, medium to high costs, and working interests commensurate with the funding capability and risk. The Company expect these projects to deliver much higher upside.

PHASE 1 GROWTH STRATEGY: EIGHT-WELL DRILLING PROGRAM IN KANSAS

On August 21, 2006, the company announced an update to its Kansas drilling program that consisted of up to eight-wells. On January 9, 2007, the Company announced that six of the eight wells had been drilled, three in Barton County and three in Stafford County. All well locations are supported by modern 3D seismic data.

On January 9, 2007, the company announced that in Barton County where the Company has a 3.25% working interest, two of the wells drilled were completed as oil producers. Schartz 1-18 and Rogers Unit 1-1 wells began producing in October 2006 with gross daily oil production of seven barrels and eight barrels, respectively. Pan John 1-11 was a dry hole. Panning 1-1 spud is pending receipt of a US Army Corps of Engineers permit.

In Stafford County where the Company has a 5% working interest, two wells were completed as oil producers. The Hay Witt 1-11 and the Hayden 1-14 wells began producing in November 2006 and December 2006, respectively, with a gross daily oil production of 42 barrels and eight barrels, respectively. The Hull Witt 1-11 was a dry hole. No further wells were drilled.

The company is planning its 2007 drilling program on its leases in the two counties. Approximately four wells are planned.

PHASES 2 & 3 GROWTH STRATEGIES: EIGHT-WELL DRILLING PROGRAM IN TEXAS AND LOUISIANA

Phase 2 Growth Strategy

The Company has made progress with its onshore Phase 2 drilling program and announced on August 21, 2006 that the Walker 1 discovery well drilled in Louisiana began producing on August 18, 2006. Initial gross production of the well, in which Index has a 12.5% working interest, was approximately 200 barrels of oil per day with associated gross gas production of approximately 175 thousand cubic feet per day. Walker 1 is the first productive well from the Company's initial Phase 2 "Four Well Portfolio”.

The remaining seven wells in the current Phase 2 and 3 eight-well program are in Texas. Vieman 1 in Brazoria County was spudded October 15, 2006 with a goal of converting Proved Undeveloped reserves to Proved Developed reserves. Index built its working interest from an original 12.5% WI to a final 19.5% prior to spudding. On December 20, 2006, the Company announced that the deviated well had been drilled to a total depth of 10,383 feet true vertical depth, 11,340 feet measured depth. Electric logs indicated two potential pay zones below 10,000 feet true vertical depth totaling approximately 15 feet of net gas bearing reservoir. The well took longer than anticipated to drill due to unplanned sidetrack operations and pressure control requirements in the lower of the two pay sections, and has incurred costs significantly in excess of pre-drill estimate. The current operation is preparing for hook-up to the local pipeline grid to allow testing of the deeper reservoir and concurrent gas sales.

The three-well Taffy drilling program was announced on December 5, 2006. Originally planned as a two-well, a third well was added prior to drilling. The Company originally agreed a 7.5% working interest in the two Taffy wells. The Company increased its working interest to 12.5% in Taffy 1, renamed Hawkins 1, and to 30% in Taffy 2, renamed Dark 1. The company took a 30% working interest in a third Taffy well named Ruse 1. The three wells target relatively shallow Miocene gas reservoirs between 5,000 and 7,000 feet in Matagorda County.

On January 25, 2007, the Company announced the Hawkins 1 commercial discovery. A completion test confirmed gas flow at a measured rate of approximately 1.04 million cubic feet per day through a choke of 9/64th inch with a flowing tubing pressure of 1,850 pounds per square inch. The well is scheduled to begin production into the local pipeline grid during the second quarter of calendar year 2007.

Ruse 1 was non-commercial and has been plugged and abandoned. Dark 1 is expected to spud as soon as the drill site becomes accessible. Heavy rains in the area have delayed the mobilization of the rig. It is expected that operations will recommence during the first or second quarter of calendar year 2007.

As announced on May 2, 2006 and July 12, 2006, the Company entered into two Phases, I and II, of an exploration agreement with ADC to reprocess seismic data and develop prospects to drill in four areas in Texas, Mississippi, and Alabama. This project is capable of delivering Phase 2 as well as Phase 3 Growth Strategy projects. The first drillable prospect generated as a result of this agreement that the Company has verbally committed to drill is an exploration well in Nacogdoches County. The well, named Cason 1, will target the Travis Peak gas reservoir and is planned for calendar year 2007 drilling.

Phase 3 Growth Strategy

On September 10, 2006, the Company signed an agreement to participate in the New Taiton Project in Wharton County, Texas. The first well, Ilse 1 with a planned total depth of over 17,000 feet, will target stacked Wilcox sands on trend with large nearby gas fields producing gas from the same Wilcox reservoirs. The prospect is defined by modern 3D seismic data. If Ilse 1 proves successful, the Company expects to participate in further wells to develop the potential of the New Taiton Project. The Company has a 10% working interest before payout and an 8% working interest after payout in the New Taiton Project. Ilse 1 spudded on December 1, 2006.

On December 4, 2006, the Company announced that it has signed an exploration agreement to participate at 15% working interest in the West 1 exploration well targeting the high-potential Edwards Limestone in Lavaca County. The proposed total depth of the well is approximately 14,700 feet. The company announced on January 23, 2007 that it had increased its working interest in the West 1 well to 20%. The well is planned to spud during the first half of calendar year 2007 with drilling results expected during the same period. The medium-risk West 1 well, if successful in finding commercial gas, will pave the way for follow-on drilling activity in the leased area defined in the exploration agreement. The prospect is adjacent to fields producing from the Edwards Limestone. Combined cumulative gas production from these fields exceeds 400 billion cubic feet.

Funding

On September 9, 2006, the Company announced the completion of a private placement for 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million.

On October 10, 2006, the Company announced the completion of a private placement for 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $3.9 million.

The net proceeds of these two placements will be applied to the expansion of the Company’s operations in the United States as the Company hopes to fund additional Phase 2 and 3 Growth Strategies consisting of drilling generated by successful new ventures as well as success in existing ventures such as the West 1 and Isle 1 higher potential wells.

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

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company has agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. On February 9, 2007, the SEC declared the Registration Statement effective, and therefore the Company did not incur any liquidated damages.

Subsequent to the three months ended December 31, 2006, the Company agreed with operator Broad Oak Energy, Inc. to increase its working interest (“WI”) in the West 1 well from 15% to 20%. The West 1 program targets the Cretaceous Edwards limestone in Lavaca County, Texas. The proposed total depth of the well is14,700 feet and is now expected to spud in the first half of calendar year 2007, subject to rig availability.

In January 2007, the Company announced the hook up of four successful wells from its calendar year 2006 Kansas exploration program. The Company has completed a six-well, low-risk exploration drilling program in the Seward project in Stafford County, and the Katy project in Barton County, Kansas, in the fourth quarter of calendar year 2006. The wells targeted oil in the Lansing and Arbuckle reservoirs at drill depths between 3,500 and 3,800 feet in two areas. Four of the wells were successful and are now producing oil. Two of the wells were drilled and completed in Barton County, where Index has a 3.25% working interest; the Schartz 1-18 and Rogers Unit 1-1 wells began producing in October 2006. The other two wells were drilled and completed in Stafford County, where Index has a 5% working interest; the Hayden 1-14 and Hay Witt Unit 1-11 wells began producing in November and December 2006, respectively. The Pan John Unit 1-11 in Barton County and the Hull Witt 1-11 in Stafford County were non-commercial. Both wells have been plugged and abandoned. Based on the successful results of its calendar year 2006 Stafford and Barton drilling program, which resulted in these four long-life oil wells, the Company is planning a calendar year 2007 drilling program in these two areas that is expected to consist of three to four additional wells in these Kansas assets.

Also in January 2007, the Company announced that the Hawkins 1 exploration well in the Taffy area of Matagorda County, Texas (formerly named Taffy 1) is a commercial discovery. A completion test confirmed gas flow at a measured rate of 1.038 million cubic feet per day through a choke of 9/64th inch with a flowing tubing pressure of 1,850 psi. In terms of barrels of oil, the above stated flow rate of gas can be converted to approximately 173 barrels of oil equivalent gross, using an industry standard conversion factor of 6. Index has a 12.5% Working Interest in Hawkins 1. Hawkins 1 is scheduled to begin production from a Miocene sandstone reservoir at approximately 5,000 feet deep into the local pipeline grid during the second calendar quarter 2007. Hawkins 1, once hooked up and producing, will add incrementally to the Company's reserves and cashflow in line with the Company's strategy to rapidly build a balanced portfolio of producing assets, without exposing investors to single critical events. Ruse 1 (formerly Taffy 3) was non-commercial and has been plugged and abandoned. The third and final exploration well in this program, Dark 1 (formerly Taffy 2), is expected to spud as soon as the drill site becomes accessible. To date, heavy rain in the area and the consequent ground conditions have precluded the arrival of the rig. It is expected that operations will recommence during the first quarter of calendar year 2007.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

We had a net loss of $422,245 for the three months ended December 31, 2006 compared to a net loss of $80,472 for the three months ended December 31, 2005, primarily resulting from $208,047 of stock compensation expense primarily related to the issuance of options under the Stock Option Plan at fair market value, as per SFAS 123-R, and an increase in other general and administrative costs for establishing corporate offices and costs of becoming a public company related to international and domestic travel expenses, higher director fees, preparation of multiple SEC filings requiring legal and professional fees, contract labor and other public company costs related to investor/public relation costs. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Increase/
	2006	2005	(Decrease)

Oil sales	$123,135	$49,238	$73,897
Gas sales	8,841	-	8,841
Total Revenue	131,976	49,238	82,738
Production expenses:
Lease operating	30,413	10,029	20,384
Taxes other than income	12,669	2,060	10,609
General and administrative:
General and administrative	377,030	99,743	277,287
Stock-based compensation	208,047	-	208,047
Depletion — Full cost	61,093	16,674	44,419
Depreciation — Other	163	315	(152)
Impairment	-	-	-
Interest expense (income) and other (1)	(135,194)	889	(136,083)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(422,245)	$(80,472)	$(341,773)

Production:
Natural Gas — Mcf	1.345	-	1.345
Crude Oil — Mbbl	2.180	.871	1.309
Equivalent — Mboe	2.404	.871	1.533

Average price per unit (2) :
Gas price per Mcf	$6.57	$-	$6.57
Oil price per Bbl	$56.48	$56.53	$(0.05)
Equivalent per Boe	$54.90	$56.53	$(1.63)

----
Average cost per Boe:
Production expenses:
Lease operating	$12.65	$11.51	$1.14
Taxes other than income	$5.27	$2.37	$2.90
General and administrative expense:
General and administrative	$156.83	$114.52	$42.31
Stock-based compensation	$86.54	$-	$86.54
Depletion expense	$25.41	$19.14	$6.27

For the three months ended December 31, 2006, oil and gas sales increased $82,738, from the same period in 2005, to $131,976. The increase for the three months ended December 31, 2006 was primarily due to the increase in volumes of 1.5 MBoe from 0.9 MBoe to 2.4 MBoe or approximately $84,000. This was offset by a slight decrease in revenue of approximately $1,400 due to slightly lower average commodity prices as our average price per BOE decreased $1.63 or approximately 3.0%, in the third quarter of fiscal 2007 to $54.90 per Boe from $56.53 per Boe in the same period of fiscal 2006. Continued lower natural gas storage levels, a mild U.S. winter during the quarter, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2006.

Lease operating expenses increased $20,385 for the three months ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to production costs for the Walker 1 well which came on production in the second quarter and accounted for 68% of the production or 1,636 Boe. On a per unit basis, lease operating expenses increased 10% from $11.51 per Boe in the third quarter of fiscal 2006 to $12.65 per Boe in the same period for fiscal 2007 benefiting due to an increase in production volumes, primarily from the Walker 1 well, but more than offset by an increase in industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income taxes increased $10,610 for the three months ended December 31, 2006 as compared to the same period in 2005 due to higher oil and gas revenues and on a per unit basis increased by $2.91 per Boe to $5.27 per Boe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales. This increase is primarily due to the production attributed to the higher rate of taxes on the Walker 1 well in the State of Louisiana which averaged 11.8%.

General and administrative expenses for the three months ended December 31, 2006 increased $277,877 to $377,030 compared to the same period in 2005 primarily due to costs related to becoming a public company such as international and domestic travel, higher director fees and the preparation of SEC filings requiring legal and professional services and contract labor of approximately $150,000.

Stock-based compensation expense was $208,047 for the three months ended December 31, 2006, primarily due to for stock option grants made in the fourth fiscal quarter of 2006 and being ratable expensed over the service period and a restricted stock award to a new officer of 50,000 shares of the Company’s common stock at a price of $1.20 per share which is being amortized over the period of required service or 183 days. For the shares granted under the Incentive Stock Option plan, the exercise price and the fair market value of the stock options granted were $0.35 and $0.60, respectively. All options vested 50% on the date of the grant with the remaining amounts to vest in 25% increments in each of the next two years. The compensation expense for the restricted stock award was calculated based on the fair market value at the date of the grant in accordance with SFAS 123(R).

Depletion expense increased $44,419 from the same period in 2005 to $61,093 for the three months ended December 31, 2006. This relates to the increase in production of 1,533Boe over the prior year quarter. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capital costs associated with the proven properties based on the ratio of production volume for the current period to total remaining reserve volume for the proven properties. On a per unit basis, depletion expense increased from $19.14 to $25.41 per Boe, primarily as a result of additional costs on the Vieman well, together with the inclusion of the costs of dry and non commercial wells in the depletion cost base.

Interest income and other income increased $136,082 for the three months ended December 31, 2006 compared to the same period in 2005. This increase is due to interest income earned on a $5.12 million equity fund raising in the fourth quarter of fiscal 2006 compared to a $7.1 million private placement offering in August 2006 and $3.9 million private placement in October 2006 generating approximately $135,000.

There was no provision for income taxes for the fiscal three months ended December 31, 2006 and 2005 due to a 100% valuation allowance recorded for both periods as we believe that it is more likely than not that the asset will not be utilized during the next year.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

We had a net loss of $1,282,574 for the nine months ended December 31, 2006 compared to a net loss of $284,746 for the nine months ended December 31, 2005, primarily resulting from $563,048 of compensation expense related to the issuance of options under the Stock Option Plan at fair market value, as per SFAS 123-R, and an increase in other general and administrative costs for establishing corporate offices and costs of becoming a public company related to international and domestic travel expenses, higher director fees, preparation of multiple SEC filings requiring legal and professional fees, contract labor and other public company costs related to investor/public relation costs. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal nine months ended December 31, 2006 and 2005.

	Nine Months Ended December 31,		Increase/
	2006	2005	(Decrease)

Oil sales	$294,059	$146,089	$147,970
Gas sales	11,728	-	11,728
Total Revenue	305,787	146,089	159,698
Production expenses:
Lease operating	68,018	23,301	44,717
Taxes other than income	22,303	6,158	16,145
General and administrative:
General and administrative	1,061,992	303,412	758,579
Stock-based compensation	563,048	-	563,048
Depletion — Full cost	113,538	50,747	62,792
Depreciation — Other	489	6,097	(5,608)
Impairment	-	-	-
Interest expense (income) and other (1)	(241,027)	41,120	(282,147)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(1,282,574)	$(284,746)	$(997,828)

Production:
Natural Gas — Mcf	1.941	-	1.941
Crude Oil — Mbbl	4.814	2.655	2.159
Equivalent — Mboe	5.137	2.655	2.482

Average price per unit (2) :
Gas price per Mcf	$6.04	$-	$6.04
Oil price per Bbl	$61.08	$55.02	$6.06
Equivalent per Boe	$59.53	$55.02	$4.51

Average cost per Boe:
Production expenses:
Lease operating	$13.24	$4.54	$8.70
Taxes other than income	$4.34	$1.20	$3.14
General and administrative expense:
General and administrative	$206.73	$114.28	$92.45
Stock-based compensation	$109.61	$-	$109.61
Depletion expense	$22.10	$19.11	$2.99

For the nine months ended December 31, 2006, oil and gas sales increased $159,698, from the same period in 2005, to $305,787. The increase for the nine months ended December 31, 2006 was primarily due to the increase in volumes of 2.5 MBoe from 2.6 MBoe to 5.1 MBoe or approximately $148,000 or 93%. Additionally, revenue increased approximately $12,000 due to higher commodity prices as our average price per Boe increased $4.51, or 8.2%, in fiscal year 2007 to $59.53 per Boe from $55.02 per Boe in fiscal year 2006. Continued lower natural gas storage levels, a milder winter than expected, supply uncertainty due to global events and a weaker U.S. dollar favorably impacted crude oil prices again in 2006.

Lease operating expenses increased $44,717 for the nine months ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to production costs of approximately $21,000 for the Walker 1 well which came on production in the 2nd quarter of 2006 and accounted for 48% of the production or 2,467 Boe. On a per unit basis, lease operating expenses increased from $4.54 per Boe in fiscal year 2006 to $13.24 per Boe in fiscal year 2007 benefiting due to an increase in production volumes, primarily from the Walker 1 well, but more than offset by an increase in industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income taxes increased $44,717 for the nine months ended December 31, 2006 as compared to the same period in 2005 due to higher oil and gas revenues and on a per unit basis increase of $3.14 per Boe to $4.34 per Boe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales. Most of this increase is due to the production attributed to the higher rate of taxes on the Walker 1 well in the State of Louisiana which averaged 11.9%.

General and administrative expenses for the nine months ended December 31, 2006 increased $758,579 to $1,061,992 compared to the same period in 2005 primarily due to costs related to the Company becoming a public company such as international and domestic travel, higher director fees, preparation of SEC filings requiring legal and professional services and contract labor of approximately $570,000. Other public company costs incurred related to investor /public relations costs of approximately $90,000, as well as, increased office costs entered into subsequent to December 31, 2005, in setting up corporate offices, additional accounting assistance and general office and supply expenses that have increased approximately $70,000.

Stock-based compensation expense was $563,048 for the nine months ended December 31, 2006, primarily for stock option grants made in the fourth fiscal quarter of 2006 under the Stock Incentive Plan and an additional restricted stock grant in fiscal year 2007 to a new officer. The compensation expense related to the grants under the Stock Incentive Plan is being ratable expensed over the service period with no stock-based compensation in 2005. Additionally, the exercise price and this fair market value of the stock options granted were $0.35 and $0.60, respectively. All options vested 50% on the date of the grant with the remaining amounts to vest in 25% increments in each of the next two years. The expense was calculated based on fair market value at the date of the grant in accordance with SFAS 123(R). The compensation expense related to the restricted stock award to a new officer of 50,000 shares of the Company’s common stock was based on a price of $1.20 per share and amortization over the period of required service or 183 days.

Depletion expense increased $62,792 from the same period in 2005 to $113,538 for the nine months ended December 31, 2006. This primarily relates to the increase in production of 2,482 Boe over the prior year. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proven properties based on the ratio of production volume for the current period to total remaining reserve volume for the proven properties. On a per unit basis, depletion expense increased from $22.10 to $19.11 per Boe, primarily as a result of costs on the Walker well and additional costs on the Vieman well, together with the inclusion of the costs of dry and non commercial wells in the depletion cost base.

Interest income and other increased $282,147 for the nine months ended December 31, 2006 compared to the same period 2005. This increase is due to interest income earned on a $5.12 million equity fund raising in the fourth quarter of fiscal 2006 and approximately $11 million in two private placement offerings in August and October 2006, offset by placement fees and legal costs of approximately $1.1 million.

There was no provision for income taxes for the fiscal nine months ended 2006 and 2005 due to a 100% valuation allowance recorded for the nine months ended December 31, 2006 and 2005, respectively on the total tax provision as we believe that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the nine months ended December 31, 2006 and 2005 were from a $5.12 million equity fund raising in the fourth quarter of fiscal 2006 and approximately $11 million gross in two private placement offerings in August and October 2006. These financing activities were used in our business operations and to fund exploration and development expenditures. Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. See below for additional discussion and analysis of cash flow.

	Nine Months Ended December 31,
	2006	2005
Cash flows (used in) provided by operating activities	$(432,844)	$(356,706)
Cash flows used in investing activities	(2,657,784)	(334,562)
Cash flows provided by (used in) financing activities	9,728,352	1,193,613
Effect of exchange rate changes	6,961	(26,130)

Net increase (decrease) in cash and cash equivalents	$6,644,685	$476,215

Operating Activities

Net cash outflow from operating activities during the nine months ended December 31, 2006 was $(432,844) which was an increase in cash outflow of $(76,138) in the current fiscal year 2007 from $(356,706) net cash outflow during the fiscal year ended 2006. This increase was primarily due to a significant increase in operating expenses and taxes on our Kansas and Louisiana properties of approximately $61,000, as well as significantly higher general and administrative expenses of approximately $760,000 due to costs related to the Company becoming a public company, such as international and domestic travel, higher director fees preparation of SEC filings requiring legal and professional services and contract labor of approximately $570,000. Other public company costs incurred related to investor/public relations costs of approximately $90,000, as well as an increase in office costs entered into subsequent to December 31, 2005, in setting up corporate offices, additional accounting assistance and general office and supply expenses that have increased approximately $70,000. These higher costs were offset by higher commodity prices, which increased by 8.2% or $4.51 per BOE, and increased sales volumes which also increased by 93% or 2.482 MBOE for a total increase in revenue of approximately $150,000 and an overall increase of 109% over the same period in 2005. Favorable working capital movements also acted to offset higher costs.

Investing Activities

The primary driver of cash used in investing activities was capital spending. We establish the budget for these amounts based, in part, on our estimate of future commodity prices. Due to the volatility of commodity prices and other factors, our budget may be periodically adjusted during any given year. Cash used in investing activities during the nine months ended December 31, 2006 was $2.7 million, which was an increase of $2.4 million from $0.3 million of cash used in investing activities during the nine months ended December 31, 2005. The investment in wells during this period in 2005 related to drilling of wells in Kansas. We have continued to invest in Kansas with the drilling of six new wells in the Seward and Katy prospect areas. Two wells proved to be non-commercial at December 31, 2006 from the recent drilling program.

We believe the properties present a multi-year development opportunity primarily in the Lansing and Arbuckle formations at depths of 3,800 to 4,000 feet. Successful wells in these fields generally produce for more than 25 years and have low operating costs. We believe we have adequate expected cash flows from operations and available capital from our equity fund raising to cover our budgeted capital expenditures.

During September 2006, we signed an agreement to participate in the New Taiton exploration project in South Texas. The first well, Ilse1, in the New Taiton project will target stacked Wilcox sands, on trend with nearby gas fields with cumulative production in the 30 BCF range from the same reservoirs. The prospect is clearly identified by 3D seismic data. If Ilse 1 proves successful, we expect to participate in further wells to develop the potential of the New Taiton area. Ilse 1 spudded on December 1, 2006. During the three months ended December 31, 2006, we have invested approximately $479,000 in the project.

We have made progress with our onshore Phase 2 drilling program and announced on August 21, 2006 that the Walker 1 discovery well that was drilled in Louisiana began producing on August 18, 2006. Initial gross production of the well, in which Index has a 12.5% working interest, was approximately 200 barrels of oil per day with associated gross gas production of approximately 175 thousand cubic feet per day. Walker 1 is the first productive well from the Company's initial Phase 2 "Four Well Portfolio.” During the three months ended December 31, 2006, we invested an additional $14,000 in this well being the final project costs.

The remaining seven wells in the current Phase 2 and 3 eight-well program are in Texas. Vieman 1 in Brazoria County was spudded October 15, 2006 with a goal of converting Proved Undeveloped reserves to Proved Developed reserves. We built our working interest from an original 12.5% WI to a final 19.5% prior to spudding. On December 20, 2006, we announced that the deviated well had been drilled to a total depth of 10,383 feet true vertical depth, 11,340 feet measured depth. Electric logs indicated two potential pay zones below 10,000 feet true vertical depth totaling approximately 15 feet of net gas bearing reservoir. The well took longer than anticipated to drill due to unplanned sidetrack operations and pressure control requirements in the lower of the two pay sections, and has incurred costs significantly in excess of pre-drill estimate. The current operation is preparing for hook-up to the local pipeline grid to allow testing of the deeper reservoir and concurrent gas sales. During the three months ended December 31, 2006, we invested approximately $0.8 million in this well. We have invested a total of approximately $1.3 million in the Vieman well to date.

The three-well Taffy drilling program was announced on December 5, 2006. Originally planned as a two-well program, a third well was added prior to drilling. We originally agreed to a 7.5% working interest in the two Taffy wells. We subsequently increased our working interest to 12.5% in Taffy 1, renamed Hawkins 1, and to 30% in Taffy 2, renamed Dark 1. Additionally, we took a 30% working interest in a third Taffy well named Ruse 1. The three wells target relatively shallow Miocene gas reservoirs between 5,000 and 7,000 feet in Matagorda County. During the three months ended December 31, 2007, we invested approximately $270,000 in these three wells.

On January 25, 2007, we announced the Hawkins 1 commercial discovery. A completion test confirmed gas flow at a measured rate of approximately 1.04 million cubic feet per day through a choke of 9/64th inch with a flowing tubing pressure of 1,850 pounds per square inch. The well is scheduled to begin production into the local pipeline grid during the second quarter of calendar year 2007.

Ruse 1 was non-commercial and has been plugged and abandoned. Dark 1 is expected to spud as soon as the drill site becomes accessible. Heavy rains in the area have delayed the mobilization of the rig. It is expected that operations will recommence during the first or second quarter of calendar year 2007.

On December 4, 2006, we announced that it has signed an exploration agreement to participate in the West 1 exploration well. The well targets the high-potential Cretaceous Edwards limestone in Lavaca County, Texas. The proposed total depth of the well is 14,700 feet. We invested approximately $95,000 in this well during the three months ended December 31, 2006.

We will have a 20% working interest in the well that is planned to spud in first quarter of calendar year 2007 with drilling results expected during the same quarter. The medium-risk West 1 well, if successful in finding commercial gas, will pave the way for follow-on drilling activity in the leased area defined in the exploration agreement. Combined cumulative production from fields nearby exceeds 400 billion cubic feet of gas, equivalent to around 67 million barrels of oil, from the Edwards limestone.

Financing Activities

Net cash generated from financing activities increased $8.5 million during the nine months ended December 31, 2006 to $9.7 million as compared to $1.2 million during the nine months ended December 31, 2005. During the nine months ended December 31, 2006, we repaid our bank loan and had no debt outstanding. On August 29, 2006, we completed a private placement offering in which we sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5,000 shares of our common stock for a total of 7,097,898 shares of our common stock at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million, before fees of approximately $0.8 million. Furthermore on October 4, 2006, we completed a second closing of our private placement offering in which we sold an additional 693.54 units of our securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of our common stock for gross proceeds of approximately $3.5 million and we subsequently sold another 80 units on October 5, 2006, for a total of 3,867,700 shares of our common stock at a price of $1.00 per share for an overall aggregate gross proceeds of approximately $3.9 million before fees of approximately $0.4 million. Therefore, total funds received or attributable to us, before costs, at December 31, 2006 for these three transactions amounted to approximately $11 million.

Cash provided by financing activities in the nine months ended December 31, 2005 was due to proceeds from notes payable from affiliates and others of approximately $677,000, less of debt issue costs of approximately $43,000, and the bank loan of approximately $51,000 obtained during that period. We also issued shares and warrants to our officers and others for proceeds of approximately $532,000, less issue costs of approximately $23,000.

Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Item 3. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes In Internal Controls.

There was no change in our internal controls or in other factors during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our Management does not believe that there are any proceedings to which any director, officer, or affiliate of our company, any owner of record who beneficially owns more than five percent of our common stock, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to us or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

For the details of the Company’s unregistered sales of its equity securities, see the Company’s Current Report filed with the SEC on Form 8-K on October 11, 2006, which is hereby incorporated by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

3(i)1	Articles of Incorporation of Index Oil and Gas, Inc. (1)

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

3(ii)	By-laws of Index Oil and Gas Inc. (4)

10.1	Form of Subscription Agreement dated as of January 20, 2006. (2)

10.2	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (5)

10.3	Form of Registration Rights Agreement dated as of August 29, 2006. (5)

31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *
32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

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

INDEX OIL AND GAS, INC.

Date: February 14, 2007	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: February 14, 2007	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer