Form 10KSB
period 2007-03-31
Index Oil & Gas Inc.
filed 2007-06-22
CIK 1289255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2007

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51430

INDEX OIL AND GAS INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0815369 (I.R.S. Employer Identification No.)

10000 Memorial Drive, Suite 440 Houston, Texas (Address of principal executive offices)	77024 (Zip Code)

Issuer’s telephone Number: (713) 683-0800

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over The Counter Bulletin Board

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer’s revenues for its most recent fiscal year: $457,046.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock as reported on the OTC Bulletin Board on May 31, 2007 was $67,888,495.

As of June 15, 2007, there were outstanding 65,737,036 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Information Regarding Forward Looking Statements

This Annual Report on Form 10-KSB (the “Annual Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk factors’’, ‘‘Management’s discussion and analysis of financial condition and results of operations’’, ‘‘Business’’ and elsewhere in this prospectus.

PART I

Item 1. Description of Business

Overview

Index Oil and Gas Inc. (“Index”, “Index, Inc.,” “the Company”, “we”, “us” or “our”) is an independent oil and gas company engaged in the acquisition, exploration, appraisal, development, production and disposition phases of oil and gas properties located in North America. Index was originally incorporated under the name Thai One On, Inc. (“Thai”) on March 3, 2004 under the laws of the State of Nevada.

In November 2005, Thai entered into a Letter of Intent agreement (the “Letter of Intent”) with Index Oil and Gas Ltd. (“Index Ltd.” or “Index Limited”) for the proposed acquisition of all of the outstanding shares of the Index Ltd.’s equity stock by Index. Subsequently, Thai changed its name from Thai One On Inc. to Index Oil and Gas Inc.

On January 20, 2006, in connection with the Letter of Intent, the stockholders of Index Ltd. entered into Acquisition and Share Exchange Agreements with the Company (the “Agreements”). As a result of the Acquisition, there was a change in control of the public entity.

Index is the parent company with four group subsidiaries: Index Ltd. comprises a United Kingdom holding company, which provides management services and United States operating subsidiaries; Index Oil & Gas (USA), LLC, an operating company; Index Investments North America Inc. (“Index Investments”) and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index, Inc., through its subsidiaries, is engaged in the exploration for and development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

In addition, the Company completed a private placement on January 20, 2006 for 8,533,333 shares of its common stock, $0.001 par value per share at a price of $0.60 per share for aggregate gross proceeds of $5,120,000, received by the Company, in order to raise capital for investment in select oil and gas projects identified by the Company and for operating and working capital purposes.

On August 29, 2006, the Company completed a private placement for 7,097,898 shares of its Common Stock at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million.

On October 4, 2006, the Company completed a private placement for 3,867,700 shares of its Common Stock at a price of $1.00 per share for aggregate proceeds of approximately $3.9 million.

The net proceeds of these latter two placements have been and will be applied to the expansion of the Company’s operations in the United States as the Company hopes to fund additional Phase 2 and 3 Growth Strategies consisting of drilling generated by successful new ventures, as well as, potential success in existing ventures such as the Supple Jack Creek (formerly West 1) and New Taiton, both higher potential prospects.

Exploration Business Strategy, Recent Developments and Business Operations

The Company has expanded its activities in North America, beginning in Kansas, and expanded into Texas and Louisiana. A key strategy is to continue to seek growth at an accelerated pace. The Company uses industry best practices in prospect characterization that focuses on analogs, available data, risk, uncertainty, volume, costs, and value. By combining a number of key metrics, the Company's management is able to select and invest in what it believes to be the very best prospects on offer. The Company has adjusted its business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on drilling that has the potential to deliver exponential growth. The Company also protects itself and its investors by limiting any single prospect investment to a small percentage of the overall funding that the Company has at its disposal.

Three Phases of the Start-Up Business Model

The Company’s business start-up model consisted of three successive stages. The first phase of the business plan, or Phase I, has been completed and resulted in the initial startup of Index Ltd.’s business operations in the U.S. and the establishment of early stage operations and cashflow. The second phase of the business plan, or Phase II, commenced in 2005 and focused on establishing a reserve and production base which Management believes is capable of supporting expansion into the future. Phase III commenced in fiscal year 2007 and resulted in entry into several larger potential prospects with risk-appropriate working interests as part of a balanced portfolio approach. The Company has essentially completed Phases I and II of its start-up business model. Through its recent and future private placement equity fund raisings, the Company will now continue with its Phase III projects. Going forward, the Company will simply refer to its business model as one that allows the company to grow exponentially by investing in those projects that can deliver significant growth.

Phase I

The Company’s initial project in Kansas comprised of areas called Seward North, Globe and Seward Townsite (“Seward”) was initiated by Index Ltd. in 2003 as a start-up project aimed at a low risk, low cost, and low equity or working interest (“WI”) oil exploration. This project was selected by the Company’s management (“Management”) to act upon its core business concept and to establish initial operations and business relationships.

The Company’s Seward project consists of a 5% working interest in leases covering currently approximately 4,533 acres which are located in Stafford County, Kansas. Management believes that the acquisition and processing of new 3D seismic data has enabled Seward project participants including the Company to identify undrilled structural highs in a proven petroleum province. The Company currently has 19 producing wells in Stafford county including the recently drilled and producing Hay Witt Unit 1-11 and Hayden 1-14 wells. A workover was also performed on the Witt 1-14 well, significantly increasing production with a low cost investment. The Hull-Witt Unit 1-11 was a dry hole.

The Seward project has been a catalyst to providing the Company with an additional opportunity to expand into the nearby Katy area in Barton County, Kansas. Towards the end of the 2006 fiscal year we acquired a 5% working interest in an exploration project in Barton County, Kansas. The 5% working interest was reduced to 3.25% after a cross-assignment resulting in the Company having the same net acreage in the Area of Mutual Interest (“AMI”) of approximately 6,555 acres. To support the exploration drilling of this project, the operator acquired approximately 17.25 square miles of new 3 Dimensional (“3D”) seismic data in Barton County. This data was used to evaluate and identify drilling locations. Wells that have been drilled in the Seward project target primarily the Lansing and Arbuckle formations at depths of approximately 3,500 to 3,800 feet. Three wells have been drilled on the Barton leases. Rogers Unit 1-1 and Schartz 1-18 were successful and have been brought on production. Pan-John Unit 1-11 was a dry hole.

Both the Stafford and Barton County producing wells are located on a regional structural feature known as the Central Kansas Uplift. Since the early 1900’s, several billion barrels of oil have been produced from the Central Kansas Uplift, primarily from carbonate reservoirs of the Pennsylvanian period including the Lansing Group through to the Arbuckle Group of Cambro-Ordovician period.

Phase II

The Company has made progress with its onshore Phase 2 drilling program in Louisiana and Texas and announced in August 2006 that the Walker 1 discovery well drilled in Louisiana began producing. Initial gross production of the well, in which Index has a 12.5% working interest, was approximately 200 barrels of oil per day with associated gross gas production of approximately 175 thousand cubic feet per day. Walker 1 is the first productive well from the Company's Phase 2 Portfolio.

The remaining wells in the current Phases 2 program are in South Texas. Vieman 1, a production well in Brazoria County, was spudded in October 2006 with a goal of converting Proved Undeveloped reserves to Proved Developed reserves. Index built its working interest from an original 12.5% to a final 19.5% prior to spudding. In December 2006, Index announced that the deviated well had been drilled to a total depth of 10,383 feet true vertical depth or 11,340 feet measured depth. Electric logs indicated two potential pay zones below 10,000 feet true vertical depth totaling approximately 15 feet of net gas bearing reservoir. The well took longer than anticipated to drill due to unplanned sidetrack operations and pressure control requirements in the lower of the two pay sections, and has incurred costs significantly in excess of pre-drill estimate. Vieman 1 came on production in February 2007, as part of an initial extended flow test and after completion of this flow test has recently come back on production following further completion operations.

The three-well Taffy drilling program was announced in December 2006. Originally planned as a two-well program, a third well was added prior to drilling. The Company originally agreed to a 7.5% working interest in the two Taffy wells. The Company increased its working interest to 12.5% in Taffy 1, renamed Hawkins 1, and to 30% in Taffy 2, renamed Dark 1. The Company took a 30% working interest in a third Taffy well named Ruse 1. The three wells targeted relatively shallow Miocene gas reservoirs between 5,000 and 7,000 feet in Matagorda County.

In January 2007, the Company announced the Hawkins 1 commercial discovery. A completion test confirmed gas flow at a measured rate of approximately 1.04 million cubic feet per day through a choke of 9/64th inch with a flowing tubing pressure of 1,850 pounds per square inch. The well is scheduled to begin production into the local pipeline grid in mid calendar year 2007.

Ruse 1 and Dark 1 were dry holes and have been plugged and abandoned.

Not to be confused with the company’s three phases of its business model, the Company announced on May 2, 2006 and July 12, 2006, respectively, that it had entered into two Phases, I and II, of an exploration agreement with ADC Petroleum, L.P (“ADC”) to reprocess seismic data and develop prospects to drill in up to three areas in Texas and one area in Mississippi and Alabama. This project is capable of delivering projects having Business Model Phase 2 and potentially Phase 3 growth characteristics. The first drillable prospect generated as a result of these agreements is an exploration well in the Fern Lake area of Nacogdoches County. The well, named George Cason 1, will target multiple gas reservoirs with the Travis Peak sandstone being the primary target. The well is planned to be drilled mid 2007.

Phase III Business Model and Strategy

With business model Phases 1 and 2 essentially complete, going forward, the Company has adopted a more aggressive strategy that will build upon Phase 3. The following are key elements of our evolved strategy:

• Index intends to focus its short and medium term efforts on known petroleum basins within the U.S. and initially which are proximal to its current ongoing projects in the onshore part of the Gulf of Mexico basin;

• Index’s short to mid term objective is to develop its oil and gas reserves to a point where the cash flow will contribute not only to the Company’s overhead and later, to contribute to its capital requirements for investing in new and additional projects. Index believes that it can achieve its objective by utilizing a risk managed approach of investing in a portfolio of drilling opportunities. By combining a number of key metrics, Management is able to select and invest in the very best prospects on offer. Index has adjusted its business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on drilling that has the potential to deliver exponential growth. Index also protects itself and its investors by limiting any single prospect investment to a small percentage of the overall funding that the company has at its disposal.

Index’s current focus is directed towards:

•	Efficiently influencing the management of ongoing projects;
•	Identifying, characterizing, and capturing appropriate gas and oil opportunities; and
•	Efficiently using its business assets to raise additional capital as needed.

This current stage of the development of the Company includes new alliances. Furthermore, the Company has built a strong portfolio of prospects during 2007 fiscal year for drilling in 2008 fiscal year, which include potential high impact wells. In summary, the Company’s strategy is to increase shareholder value by profitably increasing its reserves, production, cash flow and earnings through a risk and equity balanced program of exploration and production drilling. The Company will also consider acquisitions provided they can meet the Company’s metrics and they can augment its growth strategy and objectives.

Recent Projects

In September 2006, the Company signed an agreement to participate in the New Taiton Project in Wharton County.  The first well Ilse 1 spudded on December 1, 2006. It targets stacked Wilcox sands on trend with large nearby gas fields producing gas from the same Wilcox reservoirs. The prospect is defined by modern 3D seismic data. If Ilse 1 proves successful, the Company may participate in further wells to develop the potential of the New Taiton Project. The Company has a 10% working interest before payout and an 8% working interest after payout in the New Taiton Project.

The Ilse 1 well has been drilled to total depth of 17,000 feet and logged. Analysis of the logs revealed two zones of interest in the Wilcox C and Wilcox A, respectively. The lowest zone, the Wilcox C, has been perforated and stimulated by a “frac” process. Gas flow from the formation to surface has not been achieved. The preliminary decision is that this interval will not be productive and will not have any proved reserves.

A decision making process is currently underway by the joint venture participants of the New Taiton Project and individually by the Company as to whether to perform work to attempt to achieve gas flows from the upper zone of interest, the Wilcox A. As part of this decision making process, joint venture participants are awaiting a formal analysis and recommendation from the operator. The path forward is not currently clear with the options ranging from all of the participants testing the Wilcox A to none of the participants testing the Wilcox A. Should the latter option be chosen, the next step would likely lead to a plug and abandonment of this well.

In December 2006, the Company announced that it signed an exploration agreement to participate at 15% working interest in the Supple Jack Creek Project, formerly referred to as West, targeting the high-potential Edwards Limestone in Lavaca County, Texas. The proposed total depth of the first well is approximately 15,000 feet. The Company announced in January 2007 that it had increased its working interest in the Supple Jack Creek project to 20%. The well is planned to spud in 2007. If the first well in the Supple Jack Creek lease area is successful in finding commercial gas, it will pave the way for follow-on drilling activity in the leased area defined in the exploration agreement. The prospect is adjacent to fields producing from the Edwards Limestone. Combined cumulative gas production from these fields exceeds 400 billion cubic feet.

In February 2007, the Company announced the signing of a letter of intent to participate in the first exploration well in the Shadyside prospect, located in St. Mary Parish, Louisiana. Participation and Operating agreements were signed effective March 2007. The Company will have an initial 15% working interest in the first exploration well, reduced to a 13.5% working interest, after payout. The first well will be drilled during the second half of 2007 with a planned depth of approximately 16,500 feet. The Shadyside prospect is near the Garden City field that has produced from the same age reservoirs as Shadyside has.

In March 2007, the Company announced a commitment to drill two wells in south Texas. The wells are located in Victoria and Goliad Counties, respectively, and targeted shallow Frio reservoirs. Both wells were successful. The Serrano well, renamed Friedrich Gas Unit 1, in Victoria County, found 13 feet of net gas pay. The Habanero well, renamed Schroeder Gas Unit 1, in Goliad County, found 10 feet of net gas pay. The Friedrich well commenced producing in May 2007 with initial average daily production at 275 MCF of gas (46 BOE) per day. The Schroeder well is expected to be connected to local pipeline infrastructure and to be brought on-line in mid 2007. The Company has a 37.5% working interest and a 28.125% net revenue interest in each well. In all respects, these two wells represent a return to Phase 2 but expose the Company to a new source for prospect generation.

Subsequent Events

Index announced in April 2007 that it has signed a Participation Agreement to explore for gas in the West Wharton prospect. This could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas. Index has a 12.5% working interest in the project that will reduce to 9.375% after payout. The first well is planned to spud during the third calendar quarter of 2007.

Index announced in May 2007 that it had signed a participation agreement for exploration of the Fern Lake prospect in Nacogdoches County, Texas. George Cason 1 is the name of the first well planned for the Fern Lake prospect as well as the first well resulting from the ADC Agreements. The well is expected to spud in the second calendar quarter 2007.

Industry Overview

Over the past few years, oil and gas prices have been high; however, over the last couple of years, the cost of services has increased to offset most of the gain from high product prices. In general, very large companies have focused on onshore plays in which they have a significant acreage position and technological supremacy. Smaller companies have searched for niche plays that have been overlooked. Index has tried to capitalize by using smaller company intelligence to select those prospects that rank highly against Index’s current portfolio. Because exploration has developed offshore, the onshore is lagging in exploitation of the latest offshore ideas. Index hopes to capitalize on this oversight.

Business Strategy - Maintain Risk Managed Approach

The Company has adjusted its business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on potential that has the potential to deliver exponential growth. The Company also protects itself and its investors by limiting any single prospect investment to a small percentage of the overall funding that the company has at its disposal.

Competitive Conditions in the Business

Index is a small independent oil and gas exploration and production company that represents much less than 1% of the oil and gas industry. It faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, and obtaining goods, services and labor.  Many of its competitors have substantially greater financial and other resources.  Factors that affect Index’s ability to acquire properties include available funds, available information about the property and its standards established for minimum projected return on investment.  Many of these companies explore for, produce and market oil and natural gas, carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling operations, locating and acquiring attractive producing oil and natural gas properties, and obtaining purchasers and transporters of the oil and natural gas we produce. There is also competition between producers of oil and natural gas and other industries producing alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing natural gas and oil and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

Customers

Index sells its crude oil and natural gas production to independent purchasers.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as costs that are offset against oil and natural gas sales revenue. In the 2007 fiscal year ended March 31, 2007, approximately 47% and 53% of revenues from the Company’s share of oil production were sold to two independent crude oil purchasers, together with low levels of gas sales, and for the 2006 fiscal year ended March 31, 2006, approximately 91% of oil sales were sold to a single independent crude oil purchaser. The Company does not believe the loss of any one of its purchasers would materially affect its ability to sell the oil and gas it produces. The Company believes that other purchasers are available in its areas of operations.

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

Operational Risks

Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that the Company will discover or acquire additional oil and gas in commercial quantities. Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances that may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property may occur. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities. The Company is not aware of any of these instances that have occurred to date that need to be accrued for. As is common in the oil and gas industry, the Company will not be insured fully against all risks associated with its business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on its financial position and results of operations. For further discussion on risks see section titled “Risk Factors” set forth in “Item 1 Description of Business.”

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

Transportation and Sale of Natural Gas

Even though Index initially focused on crude oil production, management believes that natural gas sales could contribute a substantial part to its total sales. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal wellhead price controls on all domestic natural gas were terminated on January 1, 1992 and none of Index’s natural gas sales prices are currently subject to FERC regulation. Index cannot predict the impact of future government regulation on any natural gas operations.

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

Index conducts its development and production activities to comply with all applicable environmental regulations, permits and lease conditions, and it monitors subcontractors for environment compliance. While Index believes its operations conform to those conditions, it remains at risk for inadvertent noncompliance, conditions beyond its control and undetected conditions resulting from activities by prior owners or operators of properties in which it owns interests.  Pursuant to industry customs, a project’s operator obtains insurance policy coverage for the each of the participant’s in a particular project at a level of coverage that is commensurate with the potential loss.

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

Employees

As of March 31, 2007, Index Ltd. had full time employment agreements with the following executive directors of the Company pursuant to which they provide services to the Company: Mr. Andy Boetius, CFO, Mr. Lyndon West, CEO, and Mr. Dan Murphy, Chairman. In addition, the Company had a full time employment Agreement with John Williams, Executive Vice President Exploration and Production and a director. In addition, the Company had employment letter agreements with Mr. David Jenkins and Mr. Michael Scrutton, its 2 non-executive directors. The Company also had one employee on its administrative staff.

The Company also contracts for the services of independent consultants involved in petroleum engineering, land, regulatory accounting, financial and other disciplines as needed. None of the Company’s employees are represented by labor unions or covered by any collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

Risks Related To Index’s Financial Results

Index is at an early stage of development and has a limited operating history.

Index was formed in 2003 operating as a private company, Index Ltd, formed under the laws of the United Kingdom and through which entity operations were conducted prior to the revere merger which occurred in 2006. As of the date of this Annual Report, Index has a limited operating history upon which you can base an evaluation of its business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties Index is subject to. You should consider an investment in Index in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, Index must do the following:

▪	Successfully execute its business strategy;

▪	Continue to develop its oil exploration and production assets;

▪	Respond to competitive developments; and

▪	Attract, integrate, retain and motivate qualified personnel.

Index may be unable to accomplish one or more of these objectives, which could cause its business to suffer. In addition, accomplishing one or more of these objectives might be very expensive, which could harm its financial results. As a result, there can be no assurance that Index will be successful in its oil and gas activities. Index’s future performance will depend upon its management and their ability to locate and negotiate additional oil and gas opportunities in which it is solely involved or participate in as a project partner. There can be no assurance that it will be successful in its efforts. Its inability to locate additional opportunities, successfully execute its business strategy, hire additional management and other personnel, or respond to competitive developments, could have a material adverse effect on its results of operations. There can be no assurance that its operations will be profitable.

Index has incurred significant losses since inception and anticipates that it will continue to incur losses for the foreseeable future.

As of March 31, 2007, Index had incurred a financial loss after taxation of approximately $4.8 million. Index plans to significantly increase its corporate expenses and general overhead. Management believes that its business proposition will be appealing to the oil exploration and development community. There is no assurance, however, that Index will be able to successfully achieve an increase in production and reserves at its existing properties or future acquisitions, so as to operate in a profitable manner. If the business of oil and gas well exploration and development slows, and commodity prices notably decline, its margins and profitability will suffer. Index is unable to predict whether its operating results will be profitable.

Management believes that long-term profitability and growth will depend on its ability to:

•	Develop the reputation of Index as a successful oil and gas exploration and production company;

•	Successfully identify and exploit appropriate opportunities;

•	Develop viable strategic alliances; and

•	Maintain sufficient volume of successful new oil and gas opportunities.

Index will need to raise substantial additional capital to fund its operations, and its failure to obtain funding when needed may force it to delay, reduce or eliminate its operations, or cause its business to fail in its entirety.

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

To date, Index’s sources of cash have been primarily limited to the sale of equity securities. Index cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Index raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Index’s ability to conduct its business. If Index is unable to raise additional capital, when required, or on acceptable terms, it may have to significantly delay, scale back or discontinue its operations, or cause its business to fail in its entirety.

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

Fluctuations in Index’s operating results and announcements and developments concerning its business affect its stock price.

Index’s quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting it, could cause the market price of its common stock to fluctuate substantially.

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

Index depends upon its management team to a substantial extent. In particular, Index depends upon Mr. Lyndon West, its Chief Executive Officer, Mr. Daniel Murphy, its Chairman of the Board of Directors, Mr. John Williams, its Vice President Exploration and Production, and Mr. Andrew Boetius, its Chief Financial Officer, for their skills, experience, and knowledge of the company and industry contacts. Currently, Index has employment or non executive director agreements with all of its directors who are: Lyndon West, Daniel Murphy, John Williams, David Jenkins, Michael Scrutton and Andrew Boetius. The loss of any of these executives, or other members of Index’s management team, could have a material adverse effect on its business, results of operations or financial condition.

As Index grows, it may increasingly require field managers with experience in its industry and skilled engineers, geologists and technologists to operate its diagnostic, seismic and 3D equipment. It is impossible to predict the availability of qualified managers, technologists, skilled engineers and geologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are particularly necessary to operate systems similar to the ones that Index operates Index may not be able to hire and retain a sufficient number of technologists, engineers and geologists and it may be required to pay bonuses and higher independent contractor rates to its technologists, engineers and geologists which would increase its expenses. The loss of the services of any member of its senior management or Index’s inability to hire qualified managers, technologists, skilled engineers and geologists at economically reasonable compensation levels could adversely affect Index’s ability to operate and grow its business.

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

Other very large companies that are primarily focused on offering competitive products include Exxon/Mobil, Shell and Yukos and numerous other large oil and gas recovery companies.

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

Index is a small company with minimal employees as of March 31, 2007. Index expects to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipates that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Index’s future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we will be able to borrow under any senior revolving credit facility will be subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and gas have increased significantly and been more volatile over the past twelve months. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

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

Index’s profit margins may be adversely affected by fluctuations in the selling price and production cost of gasoline.

Oil prices are significantly influenced by the supply of and demand for gasoline. Index’s results of operations may be materially harmed if the demand for or the price of gasoline decreases. Conversely, a prolonged increase in the price of or demand for gasoline could lead the U.S. government to take actions that maybe adverse to us, such easing the import of foreign oil and gas into the U.S.

Transportation delays, including as a result of disruptions to infrastructure, could adversely affect Index’s operations.

Index’s business will depend on the availability of a distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could materially impact our business. Therefore, any unexpected delay in transportation of Index’s produced oil and gas could result in significant disruption to Index’s operations. Index relies upon others to maintain the production of its wells and distribution of oil and gas, and any failure on their part to maintain the wells and corresponding production could impede the delivery of Index’s oil and gas, impose additional costs on it or otherwise cause its results of operations or financial condition to suffer.

Index’s business may be influenced by seasonal fluctuations.

Index’s operating results may be influenced by seasonal fluctuations in the price of oil. The price of oil tends to rise during the winter and summer seasons and tends to decrease during the spring season. Furthermore, the price of unleaded gasoline tends to rise during each of the summer and winter. The price for natural gas, however, tends to be lower in the spring and summer and higher in the fall and winter. Given Index’s lack of operating history, Index do not know yet how these seasonal fluctuations will affect its operating results over time.

Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our initial growth is due to acquisitions of properties and undeveloped leaseholds. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Estimates of oil and gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

This Annual Report contains estimates of our proved oil and gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

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

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IXOG.OB" since December 16, 2005. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, approximately more than one-third of the trading days during April of 2007 saw trading in our stock of less than 100,000 shares per day. During that same period, the smallest number of shares trade in one day was 500 and the largest number of shares traded in one day was 518,875. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock.

The price of our Common Stock may be volatile

The trading price of our Common Stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

•	our results of operations and the performance of our competitors;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission, or SEC;
•	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
•	changes in general economic conditions;
•	changes in market prices for oil and gas;
•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
•	actions by institutional investors trading in our stock;
•	disruption of our operations;
•	any major change in our management team;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our Common Stock price.

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

The requirements of being a public company, including compliance with the reporting requirements of the exchange act and the requirements of the Sarbanes Oxley act, strains our resources, increases our costs and may distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and requirements of OTCBB. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

•	institute a comprehensive compliance function;
•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
•	involve and retain outside counsel and accountants in the above activities; and
•	establish an investor relations function.

In addition, rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement of an annual assessment of our internal control over financial reporting and the attestation of the assessment by our independent registered public accountants will first apply to our annual report for fiscal year ended March 31, 2009. As the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, when applicable to us, will require significant documentation, testing and possible remediation to meet the detailed standards, and we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.

In the future, when these compliance standards are applicable to us, if we are unable to accomplish these objectives or achieve required compliance in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities such as the SEC or Nasdaq. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

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

The exercise of our outstanding warrants and options may depress our stock price

We currently have 6,045,609 warrants and options to purchase shares of our common stock outstanding, at March 31, 2007. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. See Note #11 “-Options and Warrants and Stock-Based Compensation” on page F-34 accompanying our audited financial statements filed herewith.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

Item 2. Description of Property.

Principal Executive Offices

We hold an arrangement to rent our main office comprising of approximately 300 square feet which is located at 10,000 Memorial Drive, Suite 440, Houston, Texas 77024. Lease payments at fiscal year ended March 31, 2007 were $4,500 per month and are due on a month-to-month basis.

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

Oil and Gas Reserves

The March 31, 2007 proved reserve estimates presented in this document were prepared by Ancell Energy Consulting, Inc. (“Ancell”). The estimates of quantities of proved reserves below were made in accordance with the definitions contained in SEC Regulation S-X, Rule 4-10(a). For additional information regarding estimates of proved reserves, the preparation of such estimates by Ancell and other information about our oil and gas reserves, see Item 7 “Financial Statements and Supplementary Data, Supplemental Oil and Gas Information.” Our reserves are sensitive to commodity prices and their effect on economic producing rates. Our estimated proved reserves are based on oil and gas spot market prices in effect for the periods presented in this report on the last trading day of March 2007, 2006 and 2005, respectively. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Therefore, the reserve information in this Annual Report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced.

At March 31, 2007, our estimated total proved oil and gas reserves were approximately 114.578 Mboe, consisting of 24.333 thousand barrels of oil (MBbls) and 541.470 million cubic feet (Mmcf) of natural gas. Approximately 113.198 Mboe or 99.0% of our proved reserves were classified as proved developed and proved behind pipe. We focus on maintaining a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix provides a diversified cash flow foundation to fund our development and exploration drilling program.

The following table presents certain information as of March 31, 2007 and for our reserves and properties all located onshore in the United States. Shut-in wells currently not capable of production are excluded from the producing well information.

			South
In Mboe:	Kansas	Louisiana	Texas	Total
Proved Reserves at Year End
Developed	14.479	8.110	90.609	113.198
Undeveloped	1.380	-	-	1.380

Total	15.859	8.110	90.609	114.578

Gross Wells (1)	21.0000	1.0000	4.0000	26.0000
Net Wells (1)	1.015	0.1250	1.070	2.210

(1)
The term net as used throughout this document refers to amounts that include only acreage or production that is owned by the Company and produced to its interest, less royalties and production due to others. Gross Wells represents the Operators working interest and Net Wells represents our working interest share of each well included in the reserve report.

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

The estimated reserves and future revenue shown in this report are for proved developed producing, proved developed non-producing, proved behind pipe and proved undeveloped reserves. In accordance with SEC guidelines, our estimates do not include any probable or possible reserves, which may exist for these properties. This report does not include any value, which could be attributed to interests in undeveloped acreage beyond those tracts for which undeveloped reserves have been estimated.

This table above is for properties located in Stafford and Barton Counties in Kansas, Calcasieu Parish in Louisiana and Brazoria, Goliad, Matagorda and Victoria Counties in Texas.

Future gross revenue to Index interest is prior to deducting state production taxes and ad valorem taxes. Future net revenue is calculated after deducting these taxes, future capital costs, and operating expenses but before consideration of federal income taxes; future net revenue for those properties is calculated after deducting net abandonment costs. In accordance with SEC guidelines, the future net revenue has been discounted at an annual rate of 10 percent to determine its “present worth.” The present worth is shown to indicate the effect of time on the value of money and should not be construed as being the fair market value of the properties.

Oil prices used in this report are based on the March 31, 2007 oil price received at various points and averaged $58.19 per barrel. Gas prices used in this report are based on a March 31, 2007 NYMEX spot market price and averaged of $6.71 per MMBTU, adjusted by lease for energy content, transportation fees, and regional price differentials. Oil and gas prices are held constant in accordance with SEC guidelines.

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

Productive Wells and Acreage

As of March 31, 2007, we had 22 gross productive wells (1.280 net productive wells).  Our oil (only) wells totaled 20 gross productive wells and 0.960 net productive oil wells and our mixed oil and gas wells totaled 2 gross and 0.320 net mixed oil and gas productive wells. We had no gas only productive wells. We reported in our press release dated June 11, 2007, containing our operations summary for fiscal year ended March 31, 2007, that oil and gas was produced from a total of 23 wells. The difference in the reported number of productive wells is due to the fact that this Annual Report represents wells and reserves information in accordance with SEC guidelines, including the use of a reserve report prepared by Ancell Energy Consulting, an independent oil and gas reservoir engineering consulting firm.

Acreage

We own interest in developed and undeveloped oil and gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and gas leases or licenses that have varying terms. The following table presents a summary of our acreage interests as of March 31, 2007:

	Developed Acreage(1)		Undeveloped Acreage(1)		Total Acreage(1)
State	Gross	Net	Gross	Net	Gross	Net
Kansas	4,533.00	181.97	6,035.00	184.58	11,088.00	366.55
Louisiana	132.00	12.35	-	-	132.00	12.35
Texas	761.00	102.01	4,561.00	604.99	5322.00	707.00

Total Acreage	5,426.00	296.33	10,596.00	789.57	16,542.00	1,085.90

(1)	The term Gross Acres represents the Operators interest in acreage and Net Acreage represents acreage to our interest, less royalties and production due to others for each well.

 The following is the expiration of the undeveloped acreage by year of expiration:

	2007		2008		2009		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Undeveloped Acreage	4,322.00	255.32	4,152.00	357.41	2,015.00	169.05	107.00	7.79

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

Capitalized costs of our evaluated and unevaluated properties at March 31, 2007, 2006 and 2005 are summarized as follows:

	March 31,
	2007	2006	2005
Capitalized costs:
Proved and evaluated properties	$3,254,211	$722,056	$334,080
Unproved and unevaluated properties	1,927,776	356,729	76,529

	5,181,987	1,078,785	410,609

Less accumulated depreciation and depletion	(315,937)	(127,586)	(62,275)

	$4,866,050	$951,199	$348,334

Production

Our oil and gas production volumes and average sales price for the twelve months ended March 31, 2007, 2006 and 2005, respectively, are as follows:

	Years Ended March 31,
	2007	2006	2005
Gas production (Mcf)	8.490	-	-
Oil production (MBbl)	6.660	3.42	2.07
Equivalent production (Mboe)	8.075	3.42	2.07

Average price per unit:
Gas (per Mcf)	$6.61	$-	$-
Oil (per Bbl)	$60.20	$55.89	$42.64
Equivalent (per boe)	$56.60	$55.89	$42.64

The Company has not entered into any derivative contracts for any purpose from the period of inception through March 31, 2007.

Drilling Activity

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended March 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Gross Exploratory Wells:
Productive (1)	5.00	0.2150	6.00	0.3750	5.00	0.2500
Dry	4.00	0.6825	1.00	0.0500	-	-

Total Exploratory	9.00	0.8975	7.00	0.4250	5.00	0.2500

Gross Development Wells:
Productive (1)	1.00	0.195	-	-	-	-
Dry	-	-	-	-	-	-

Total Development	1.00	0.195	-	-	-	-

Total Gross Wells:
Productive (1)	6.00	0.323	19.00	0.75	11.00	0.55
Dry	4.00	0.518	1.00	-	-	-

Total	10.00	0.841	11.00	0.55	8.00	.40

(1)
Although a well may be classified as productive upon completion, future production may deem the well to be uneconomical, particularly exploratory wells where there is no production history. The terms used throughout this document are: Gross Wells represents the Operators working interest and Net Wells represents our working interest share of each well.

We reported in our press release dated June 11, 2007, containing our operations summary for fiscal year ended March 31, 2007, that operationally we had drilled and/or completed 13 wells. The difference in the reported number of drilled wells is due to the fact that this Annual Report represents wells information in accordance with SEC guidelines.

Present Activities

We intend to implement the capital expenditures program as detailed in “Item 6 - Management’s Discussion and Analysis or Plan of Operation”

Delivery Commitments

At March 31, 2007, we had no delivery commitments with our purchasers.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

None.
PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol IXOG.OB since December 16, 2005.

The following sets forth the range of the closing bid prices for the Company's Common Stock for the period starting December 16, 2005 through March 31, 2007. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

2006 Fiscal Year	High Close	Low Close
Third Quarter, 2006	-	-
Fourth Quarter, 2006	$1.66	$0.97

2007 Fiscal Year
First Quarter, 2007	$1.65	$1.32
Second Quarter, 2007	1. 54	1.15
Third Quarter, 2007	1.70	1.36
Fourth Quarter, 2007	1.65	1.18

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

Holders

As of March 31, 2007, the approximate number of stockholders of record of the Common Stock of the Company was 325.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of March 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,077,526	$0.46	147,474

Equity compensation plans not approved by security holders	-0-	$ -0-	-0-

Total	5,077,526	$0.46	147,474

Recent Sales of Unregistered Securities

Subsequent to March 1, 2007

None.

Fiscal year ended March 31, 2007 and 2006

Other then set forth below, the information regarding our sales of our unregistered securities for the fiscal years ended March 31, 2006, 2005 and 2004, has been previously furnished in our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and/or our Current Reports on Form 8-K.

On August 29, 2006, the Board of Directors appointed John Williams as Executive Vice President Exploration and Production and a director of the Company effective August 1, 2006. In addition to his salary, Mr. Williams was awarded a restricted bonus stock award of 50,000 shares of the Company’s common stock contingent on 183 days of continuous service to the Company. Total compensation expense over the vesting period of $60,000 was recorded on the award at the market price of $1.20 per share, the market price at the date of the grant. The terms of the award were satisfied in January 2007 and Mr. Williams was issued 50,000 shares of restricted Common Stock of the Company. Additionally, Mr. Williams was awarded a performance bonus of 37,500 shares of restricted Common Stock per the terms of his bonus program. One-third of the awarded shares vest on the date of the grant, March 31, 2007, with the remaining shares vesting in equal portions in each of the next two consecutive years.

In February 2007, 40,000 restricted shares of Common Stock of the Company were issued for legal services rendered to the Company related to the filing of the Registration Statement and other services at a value of $1.60 per share for a total cost of $64,000.

In February 2007, 124,593 common stock purchase warrants were exercised into 124,593 shares of the Common Stock at an exercise price of $0.14 per share or $17,443 by the holder of the warrants.

All of the above issuances were deemed to be exempt from the registration requirements of the Act for the private placement of these securities pursuant to Regulations S, Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. None of the purchasers who received shares under Regulation S are U.S. Person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Registration Statement

On August 29, 2006, the Company completed a private placement offering in which it sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #1”), each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $7.1 million. Furthermore on October 4, 2006, the company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #2”, Investors #1 and Investors #2 shall collectively be referred to as the “Investors”), each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and subsequently sold another 80 units on October 5, 2006, all to the group of Investors #2, for an overall total of 3,867,700 shares of common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million. The net proceeds of the two placements have been and will be applied to the expansion of the Company’s operations in the United States as the Company hopes to fund additional Phase 2 and 3 Growth Strategies consisting of drilling generated by successful new ventures, as well as, possible success in existing ventures such as the Supple Jack Creek (formerly West 1) and New Taiton, both higher potential prospects.

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering, and obtained effectiveness within the specified time frame. This Registration Statement was declared effective by the SEC on February 9, 2007. By filing and having the Registration Statement declared effective by the SEC within the described timeframe, the Company has therefore, not incurred any contingent liability associated with the liquidated damages provisions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Please see page 3 of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Business Overview

For this information please see Part 1, Item 1 “Description of Business.”

RESULTS OF OPERATIONS

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

We had a net loss of $2,225,656 for the fiscal year ended March 31, 2007 compared to a net loss of $1,690,806 for the fiscal year ended March 31, 2006, primarily resulting from increased costs of operating as a public company for an entire fiscal year with additional director fees and travel costs and expenses, investor relations, filing fees and other professional and consulting costs. This is in addition to higher operating costs and depletion on increased production offset by an increase in interest income on available cash from additional fund raisings. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal years ended March 31, 2007 and 2006.

	Years Ended March 31,		Increase
	2007	2006	(Decrease)

Oil and gas sales	$457,046	$191,114	$265,932
Production expenses:
Lease operating	80,186	33,859	46,327
Taxes other than income	34,549	8,094	26,455
General and administrative:
General and administrative	1,848,142	702,278	1,145,864
Stock-based compensation	875,092	1,043,823	(168,731)
Depletion — Full cost	188,351	65,311	123,040
Depreciation — Other	1,028	6,260	(5,232)
Impairment	-	10,000	(10,000)
Interest expense (income) and other	(344,646)	12,295	(356,941)
Income tax benefit (provision)	-	-	-
Net (loss)	$(2,225,656)	$(1,690,806)	$(534,850)

Production:
Natural Gas — Mcf	8.490	-	8.490
Crude Oil — Mbbl	6.660	3.420	3.240
Equivalent — Mboe	8.075	3.420	4.655

Average price per unit:
Gas price per Mcf	$6.61	$-	$6.61

Oil price per Bbl	$60.20	$55.89	$4.31
Equivalent per Boe	$56.60	$55.89	$0.71

Average cost per Boe:
Production expenses:
Lease operating	$9.93	$9.90	$0.03
Taxes other than income	$4.28	$2.37	$1.91
General and administrative expense:
General and administrative	$228.87	$205.34	$23.53
Stock-based compensation	$108.37	$305.21	$(196.84)
Depletion expense	$23.32	$19.10	$4.22

For the year ended March 31, 2007, oil and gas sales increased $265,932, from the same period in 2006, to $457,046. The increase for the year was primarily due to the increase in production volumes of 4.655 MBoe from 3.42 MBoe to 8.075 MBoe or approximately $264,000. The increase in volumes of 4.655 MBoe is primarily due to increased volumes from Walker of 3.713 MBoe and Vieman of 0.841 MBoe. The Walker and Vieman wells produced natural gas volumes of 3.618 MMcf and 4.872 MMcf, respectively. The Walker well also produced 3.109 Mbbl with the remaining oil production primarily from the Kansas Seward County wells and a small amount from Vieman. Additionally, revenue increased slightly by approximately $2,200 due to higher commodity prices as our average price per Boe increased by $0.71, or 1.0%, in fiscal 2007 to $56.60 per Bbl from $55.89 per Bbl in fiscal 2006. This is based on weighted average gas volumes at a price of $6.61 and weighted average volumes of oil volumes at an increased price per barrel of $4.31.

Lease operating expenses increased $46,327 for the year ended March 31, 2007 as compared to the same period in 2006. The increase was primarily due to production from the Walker and Vieman wells that came on production in fiscal year 2007, together with four recent new wells that came on production in our Kansas properties. On a per unit basis, lease operating expenses remained flat from $9.90 per Boe in 2007 to $9.93 per Boe in 2006 due to an increase in production volumes offset by industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income increased $26,455 for the year ended March 31, 2007 as compared to the same period in 2006 due to higher oil and gas revenues and on a per unit basis increased $1.91 per Boe to $4.28 per Boe. The primary increase is attributable to the Walker well located in Louisiana which came on production in fiscal 2007 and had $24,355 in production taxes for an increase of $6.56 per Boe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expenses, excluding stock-based compensation expense, for the twelve months ended March 31, 2007 increased $1,145,864 to $1,848,142 compared to the same period in 2006 primarily due to a full year of costs related to being a public company with increased costs of SEC filing fees, investor relations costs and other professional fees of approximately $103,000, as well as, an increase in salaries, benefits and business expenses for employees/directors of approximately $936,000 including a bonus of approximately $210,000 payable to various officers for the satisfaction of certain performance measures during fiscal year 2007. Rent expense increased approximately $61,000 due to a full year of utilization and increased charges.

Stock-based compensation expense, within general and administrative expenses, was $875,092 for the year ended March 31, 2007 as compared to stock-based compensation of $1,043,823 for the year ended March 31, 2006 for a net decrease of $168,731 in fiscal 2007. This is primarily due to a larger stock-based award in 2006 granted to all officers and directors, at the effective date of the reverse merger with Index Ltd., which vested at 50% in that year, offset by a smaller award of stock to a new officer and director in fiscal 2007, which also vested at 50% in 2007. All stock compensation was calculated at fair market value and other required inputs at the date of the grant in accordance with SFAS 123(R).

Depletion expense increased $123,040 from the same period in 2006 to $188,351 for the year ended March 31, 2007. This increase is primarily due to production from the Walker well and test production from the Vieman well, together with four recent new wells on our Kansas properties that came on production in fiscal 2007, as well as, the Witt 1 which was recompleted in fiscal 2007. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense increased 22% from $19.10 to $23.32 per Boe.

Interest income and other increased $356,941 for the year ended March 31, 2007 compared to the same period 2006. This increase is primarily due to amortization of debt issue costs in 2006 of approximately $43,000 offset by interest income through 2007 earned on $5.12 million received in a private placement equity fund raising in the fourth quarter of fiscal 2006 and two private placement equity fund raisings in fiscal year 2007.

There was no provision for income taxes for the fiscal years ended 2007 and 2006 due to a valuation allowance of $2,358,427 and $912,038 recorded for the years ended March 31, 2007 and 2006, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

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

	Years Ended March 31,		Increase
	2006	2005	(Decrease)

Oil and gas sales	$191,114	$88,176	$102,938
Production expenses:
Lease operating	33,859	19,897	13,962
Taxes other than income	8,094	3,687	4,407
General and administrative:
General and administrative	702,278	442,645	259,633
Stock-based compensation	1,043,823	-	1,043,823
Depletion — Full cost	65,311	36,155	29,156
Depreciation — Other	6,260	2,140	4,120
Impairment	10,000		10,000
Interest expense (income) and other	12,295	5,679	6,616
Income tax benefit (provision)	-	-	-
Net (loss)	$(1,690,806)	$(422,027)	$(1,268,779)

Production:
Natural Gas — Mcf	-	-	-
Crude Oil — Mbbl	3.42	2.07	1.35
Equivalent — Mboe	3.42	2.07	1.35

Average price per unit:
Gas price per Mcf	$-	$-	$-
Oil price per Bbl	$55.89	$42.64	$13.25
Equivalent per Boe	$55.89	$42.64	$13.25

Average cost per Boe:
Production expenses:
Lease operating	$9.90	$9.61	$0.29
Taxes other than income	$2.37	$1.78	$0.59
General and administrative expense:
General and administrative	$205.34	$213.84	$(8.50)
Stock-based compensation	$305.21	$-	$305.21
Depletion expense	$19.10	$17.47	$1.63

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

General and administrative expenses for the twelve months ended March 31, 2006 increased $259,633 to $702,278 compared to the same period in 2005 primarily due to transaction costs of $168,612 related to the reverse merger and increased costs of consulting, audit and professional fees, as well as, an increase in salaries for employees/directors.

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

Depletion expense increased $29,156 from the same period in 2005 to $65,311 for the year ended March 31, 2006. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense increased 9% from $17.47 to $19.10 per Bbl.

Interest expense and other increased $6,616 for the year ended March 31, 2006 compared to the same period 2005. This increase is primarily due to amortization of debt issue costs offset by interest income earned on $5.12 million received in a private placement equity fund raising in the fourth quarter of fiscal 2006.

There was no provision for income taxes for the fiscal years ended March 31, 2006 and 2005 due to a valuation allowance of $912,038 and $305,308 recorded for the years ended March 31, 2006 and 2005, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash in fiscal 2007 were from financing and equity transactions. Proceeds from private placement equity fund raisings were offset by cash used in operating and investing activities for our properties. Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Year Ended March 31,
	2007	2006	2005

Cash flows used (in) operating activities	$(1,041,751)	$(190,961)	$(337,040)
Cash flows used (in) investing activities	(4,098,743)	(649,358)	(66,140)
Cash flows provided by financing activities	9,740,729	6,351,191	161,805
Effect of exchange rate changes	4,884	16,461	(5,984)

Net increase (decrease) in cash and cash equivalents	$4,605,119	$5,527,333	$(247,359)

Operating Activities

Net cash outflow from operating activities during fiscal year ended March 31, 2007 was $1,041,751 which was an increase in use of cash of $850,790 from $190,961 net cash outflow during the fiscal year ended March 31, 2006. This decrease was primarily due to higher commodity prices and an increase in sales volumes offset by increased general and administrative costs related to a full year of public company expense with increased costs of SEC filing fees, investor relations costs and other professional fees, as well as, an increase in salaries, benefits and business expenses for employees/directors.

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

Cash used in investing activities during the fiscal year ended March 31, 2007 was $4,098,743, which was an increase of $3,449,385 from $649,358 of cash used in investing activities during the fiscal year ended March 31, 2006. This increase was primarily due to increased exploration and development activity This activity was primarily for the Walker well of approximately $296,000, the Ilse well of approximately $1,217,000, the Vieman well of approximately $1,358,000, the Supple Jack Creek (formerly West) well of $206,000, Friedrich 1 well of $219,000 and Schroeder 1 well of $175,000 and the Taffy wells of $520,000.

Cash used in investing activities during the fiscal year ended March 31, 2006 was $649,358, which was an increase of $583,218 or 782% from $66,140 of cash used in investing activities during the fiscal year ended March 31, 2005. This increase was primarily due to increased exploration and development activity.

Financing Activities. Net cash provided by financing activities increased $3,389,538 during the fiscal year ended March 31, 2007 to $9,740,729 as compared to $6,351,191 during the fiscal year ended March 31, 2006. At March 31, 2007 and 2006, we had no long-term debt outstanding. Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

On January 20, 2006 we sold in a private placement 8,533,333 shares of our common stock at a per share price equal to $0.60. The gross proceeds were $5,120,000, and will be used for general corporate purposes and working capital.

On September 9, 2006, the Company completed a private placement for 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million.

On October 4, 2006, the Company completed a private placement for 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $3.9 million.

The Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offerings. The Company obtained effectiveness on February 9, 2007, within the time frame prescribed by the private placement agreements.

As of March 31, 2007 and 2006, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

Based on reserve reports prepared by Ancell Energy Consulting, Inc., an independent oil and gas reservoir engineering consulting firm, the following table presents certain information as of March 31, 2007 and for our reserves and properties all located onshore in the United States. Shut-in wells currently not capable of production are excluded from the producing well information.

In Mboe:	Kansas	Louisiana	South Texas	Total

Proved Reserves at Year End
Developed	14.4790	8.110	90.609	113.198
Undeveloped	1.380	-	-	1.380

Total	15.859	8.110	90.609	114.578

Gross Wells (1)	21.0000	1.0000	4.0000	26.0000
Net Wells (1)	1.0150	0.1250	1.0700	2.2100

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

The estimated reserves and future revenue shown in this report are for proved developed producing, proved developed non-producing, proved behind pipe and proved undeveloped reserves. In accordance with SEC guidelines our estimates do not include any probable or possible reserves, which may exist for these properties. This report does not include any value, which could be attributed to interests in undeveloped acreage beyond those tracts for which undeveloped reserves have been estimated.

This table above is for properties located in Stafford and Barton Counties in Kansas, Calcasieu Parish in Louisiana, and Brazoria, Victoria and Dewitt Counties in Texas.

Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months. We are contemplating additional debt and / or equity financing transactions that, if successful, are expected to sufficiently fund expenditures for potential acquisitions and other discretionary expansions of our business. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

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

The following table summarizes our contractual obligations and commitments by payment periods (in thousands).

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	one year	1-3 years	3-5 years	5 years
Operating leases(1)	$19,800	$19,800	$-	$-	$-

Total contractual obligations	$19,800	$19,800	$-	$-	$-

(1)
The Company holds an arrangement to rent its main office in Houston with rentals due on a month-to-month basis of $4,500 and an apartment in Houston (for use by UK Executives) for nine months of $1,700 per month (from April 2007).

Amounts related to our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. Of the total ARO, $41,552 and $25,300 are classified as a long-term liability at March 31, 2007 and 2006, respectively. For each of the years ended March 31, 2007 and 2006, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

Off-Balance Sheet Arrangements

At March 31, 2007 and March 31, 2006, we did not have any off-balance sheet arrangements.

Plan of Operation for 2007/8

On an annual basis, we generally fund most of our capital and exploration activities, including oil and gas property acquisitions, with cash generated from operations and from equity financings. We have budgeted for capital expenditures relating to the work program described in the Business section in Part 1, Item 1.

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

Our estimated proved reserves for the four years ended March 31, 2007 were prepared by Ancell Energy Consulting, Inc., an independent oil and gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refers to Item 7. Consolidated Financial Statements and Supplementary Data, Supplemental Oil and Gas Disclosure.

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

The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. This new standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (DD&A) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. Of the total ARO, $41,552 and $25,300 are classified as a long-term liability at March 31, 2007 and 2006, respectively. For each of the years ended March 31, 2007 and 2006, the Company recognized no depreciation expense related to its ARO, due to the assumption of a full offset of salvage values.

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

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. We sell our crude oil production to two independent purchasers and as of March 31, 2007, we did not have any natural gas sales. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

Recently Issued Accounting Standards

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at March 31, 2007.

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

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Income Taxes. In June 2006, the FASB issued FASB Interpretation No 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact on the Company’s consolidated financial position or results of operations.

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. This Statement provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Statement clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. The Statement expands disclosures about the use of fair vale to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including the financial statements for an interim period within that fiscal year. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, permitting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting measurement. The statement applies to all entities, including not-for profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

Item 7. Financial Statements and Supplementary Data

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Index Oil and Gas, Inc.
Houston, USA

We have audited the accompanying consolidated balance sheets of Index Oil and Gas, Inc. (and subsidiaries) (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of losses, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Index Oil and Gas, Inc. at March 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

New York, New York	/s/ RBSM LLP
June 13, 2007	RBSM LLP
Certified Public Accountants

INDEX OIL AND GAS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$10,141,125	$5,536,006
Trade receivables (Note 4)	80,342	12,501
Other receivables (Note 3)	6,688	6,254
Other current assets (Note 3)	72,936	8,600
Total Current Assets	10,301,091	5,563,361

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 3, 5, 7 and 15)	4,866,050	951,199
Property and Equipment, net of accumulated depreciation (Note 3 and 5)	12,493	1,727
Total Oil & Gas Properties and Property and Equipment	4,878,543	952,926

Total Assets	$15,179,634	$6,516,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note 3)	$814,449	$555,452
Bank loan (Note 6)	-	48,569
Other current liability (Note 14 )	-	1,007
Total Current Liabilities	814,449	605,028

Long-Term Liabilities:
Asset Retirement Obligation (Notes 3 and 7)	41,552	25,300
Total Liabilities	856,001	630,328

Commitments and Contingencies (Note 9)	-	-

Stockholders Equity: (Note 6 and 11)
Preferred stock, par value $0.001, 10 million shares authorized, no shares issued and outstanding at March 31, 2007 and 2006 (see Note 10)	-	-

Common stock, par value $0.001, 500 million shares authorized, 65,737,036 and 54,544,346 issued and outstanding at March 31, 2007 and 2006, respectively (see Note 10)	65,737	54,544
Additional paid in capital	19,043,734	8,387,306
Accumulated deficit	(4,801,237)	(2,575,581)
Other comprehensive income (Note 3)	15,399	19,690
Total Stockholders’ Equity	14,323,633	5,885,959

Total Liabilities and Stockholders’ Equity	$15,179,634	$6,516,287

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Revenue:
Oil & gas sales	$457,046	$191,114

Operating Expenses:
Operating costs	114,735	41,953
Depreciation and amortization (Note 5)	189,379	71,571
Impairment	-	10,000
General and administrative expenses	2,723,235	1,746,101
Total Operating Expenses	3,027,349	1,869,625

Loss from Operations	(2,570,303)	(1,678,511)

Other Income (Expenses)	-	(43,234)
Interest income	344,646	30,939
Total Other Income (Expense)	344,646	(12,295)

Loss before Income Taxes	(2,225,656)	(1,690,806)

Income Taxes Benefit (Note 8)	-	-

Net Loss	$(2,225,656)	$(1,690,806)

Loss per share (Note 12):
Basic and assuming dilution	$(0.03)	$(0.08)
Weighted average shares outstanding:
Basic and assuming dilution	65,623,189	22,391,357

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit)	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at March 31, 2005	12,303,674	$12,304	$944,140	$(884,775)	$3,571	$75,240
Issuance of common stocks	9,596,735	9,597	1,176,449	-	-	1,186,046
Stock issue costs	-	-	(23,219)	-	-	(23,219)
Issuance of common stock on conversion of stockholder loan	715,143	715	86,043	-	-	86,758
Shares relating to Index Ltd cancelled in relation to reverse merger in January 2006 (Note 2)	(22,615,552)	(22,616)	-	-	-	(22,616)
Shares issued to Index Ltd shareholders relating to reverse merger in January 2006 (Note 2)	22,615,552	22,616	-	-	-	22,616
Stock compensation, net of tax of $0	-	-	1,043,823	-	-	1,043,823
Stock compensation, net of tax of $0	303,793	303	37,274	-	-	37,577
Shares issued to Index Inc shareholders in relation to merger with Index Ltd in January 2006 (Note 2)	23,091,667	23,092	-	-	-	23,092
Issuance of common stock on private offering	8,533,333	8,533	5,111,467	-	-	5,120,000
Issuance of warrants	-	-	11,329	-	-	11,329
Other comprehensive income foreign currency translation adjustment	-	-	-	-	16,119	16,119
Net loss	-	-	-	(1,690,806)	-	(1,690,806)
Balance at March 31, 2006	54,544,345	$54,544	$8,387,306	$(2,575,581)	$19,690	$5,885,959
Issuance of common stock on private offerings	10,965,598	10,966	10,954,632	-	-	10,965,598
Stock issue costs	-	-	(1,190,512)	-	-	(1,190,512)
Stock compensation, net of tax of $0	-	-	792,342	-	-	792,342
Issuance of stock upon vesting of stock award	50,000	50	(50)	-	-	-
Issuance of stock for services, net of tax of $0	40,000	40	63,960	-	-	64,000
Issuance of stock upon exercise of warrants	124,593	125	17,318	-	-	17,443
Issuance of stock for performance bonuses	12,500	12	18,738	-	-	18,750
Other comprehensive income foreign currency translation adjustment	-	-	-	-	(4,291)	(4,291)
Net loss	-	-	-	(2,225,656)	-	(2,225,656)
Balance at March 31, 2007	65,737,036	$65,737	$19,043,734	$(4,801,237)	$15,399	$14,323,633

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,225,656)	$(1,690,806)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Organization costs arising from acquisition	-	1,578
Non cash stock based compensation cost	875,092	1,043,823
Amortization of debt issue costs-current year	-	43,234
Non-cash interest expense on warrant issuance on loan conversion	-	1,476
Depreciation and amortization	189,379	71,571
Impairment	-	10,000
(Increase) in receivables	(131,908)	(14,104)
Increase in accounts payable and accrued expenses	251,342	342,267
Net Cash (Used In) Operating Activities	(1,041,751)	(190,961)

Cash Flows From Investing Activities:
Cash received in reverse merger	-	10,018
Payments for property and equipment	(11,794)	-
Payments for oil and gas properties	(4,086,949)	(659,376)
Net Cash (Used In) Investing Activities	(4,098,743)	(649,358)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	10,983,039	5,681,229
Proceeds from issue of warrants	-	8,377
Proceeds from convertible notes payable	-	676,664
(Payments for) Proceeds from bank term debt	(51,797)	51,374
Payment for share issue costs	(1,190,513)	(23,219
Payment for debt issue costs	-	(43,234)
Net Cash Provided by Financing Activities	9,740,729	6,351,191

Effect of exchange rate changes on cash and cash equivalents	4,884	16,461

Net Increase/(Decrease) in Cash And Cash Equivalents	4,605,119	5,527,333

Cash and cash equivalents at beginning of period	$5,536,006	$8,673
Cash and cash equivalents at the end of period	$10,141,125	$5,536,006

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for interest	$(344,646)	$(32,415)
Cash paid during the year for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Conversion of loan capital into share capital	$-	$750,630
Non-cash stock based compensation cost	$875,092	$1,043,823
Non-cash interest expense on warrant issuance on loan conversion	$-	$1,476
Acquisitions :
Common stock retained by Index Inc.	$-	$23,092
Assets acquired	$-	$(23,500)
Liabilities acquired	$-	$1,986
Total consideration paid	$-	$1,578

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai subsequently acquired a wholly owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately held Malaysian company (“Thai Pasta”). In December of 2005, Thai changed its name from Thai One On Inc. to Index Oil and Gas, Inc (the “Company” or “Index Inc.”).

On January 20, 2006, the stockholders of Index Oil & Gas Ltd., a company formed under the laws of United Kingdom (“Index Ltd.”), entered into Acquisition and Share Exchange Agreements (“Acquisition Agreements”, the “Transaction” or “Merger”) with the Company. Effective with the Acquisition Agreements, all previously outstanding equity stock of Index Ltd. owned by Index Ltd.’s stockholders was exchanged for an aggregate of 22,615,552 shares of the Company’s common stock and all issued warrants to purchase shares of equity stock in Index Ltd. were exchanged for 1,092,676 warrants to purchase shares of common stock of the Company.

Prior to the Merger, the Company’s year-end for accounting purposes was December 31, 2005. As a result of the Merger, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Index Ltd. was deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger was a recapitalization of Index Ltd.’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Index Inc. was the surviving entity. The total purchase price and carrying value of net assets acquired was $1,578. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Index, Inc. is the parent company with four group subsidiaries: Index Ltd. comprises a United Kingdom holding company, which provides management services to the Company, and United States operating subsidiaries; Index Oil & Gas (USA), LLC, an operating company; Index Investments North America Inc. (“Index Investments”) and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in the exploration for, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

During the year ending March 31, 2007 the Company transferred the ordinary shares of Thai Pasta to a third party as part of a voluntary process to liquidate the entity and Thai Pasta ceased to be a subsidiary of the Company. This resulted in no impact to the financial position, results of operations or cash flows of the Company for the year ended March 31, 2007 as there was no value assigned to the assets, liabilities or equity of Thai Pasta following the reverse merger transaction.

INDEX OIL AND GAS, INC.

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

Funding

On January 20, 2006, the Company completed a private placement for 8,533,333 shares of the Company’s common stock at a price of $0.60 per share for aggregate proceeds of approximately $5.1 million.

On September 9, 2006, the Company announced the completion of a private placement for 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate gross proceeds of approximately $7.1 million.

On October 11, 2006, the Company announced the completion of a private placement for 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $3.9 million.

The net proceeds of these two placements will be applied to the expansion of the Company’s operations in the United States per Phases 2 and 3 of the Company’s Growth Strategies.

The Company filed a registration statement on Form SB-2 (the “Registration Statement”), which was declared effective on February 9, 2007, to register a total of 43,510,952 shares of the Company’s common stock, including the shares included in the units of common stock described above, of which 1,092,676 shares are issuable upon the exercise of warrants.

Operations

The Company has a three phased approach to its growth strategy. Phase 1, largely completed, consists of exploration projects with very low risk, low cost, low working interest, and limited upside. Phase 2, largely completed, consists of projects with low risk, low to medium cost, low to medium working interests commensurate with funding capability and risk. These projects have increased upside. Phase 3, recently commenced, consists of projects with low to medium risk, medium to high costs, and working interests commensurate with the funding capability and risk.

PHASE 1 GROWTH STRATEGY: DRILLING PROGRAM IN KANSAS

On August 21, 2006, the Company announced an update to its Kansas drilling program that consisted of up to eight-wells. On January 9, 2007, the Company announced that six of the eight wells had been drilled, three in Barton County and three in Stafford County. All well locations are supported by modern 3D seismic data.

On January 9, 2007, the company announced that in Barton County where the Company has a 3.25% working interest, two of the wells drilled were completed as oil producers. Schartz 1-18 and Rogers Unit 1-1 wells began producing in October 2006 with gross daily oil production of seven barrels and eight barrels, respectively. Pan John 1-11 was a dry hole. Panning 1-1 is unlikely to be drilled.

In Stafford County where the Company has a 5% working interest, two wells were completed as oil producers. The Hay Witt 1-11 and the Hayden 1-14 wells began producing in November 2006 and

INDEX OIL AND GAS, INC.

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

December 2006, respectively, with a gross daily oil production of forty-two barrels and eight barrels, respectively. The Hull Witt 1-11 was a dry hole. No further wells were drilled.

PHASES 2 & 3 GROWTH STRATEGIES: DRILLING PROGRAMS IN TEXAS AND LOUISIANA

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

The remaining seven wells in the current Phases 2 and 3 eight-well program are in Texas. Vieman 1 in Brazoria County was spudded October 15, 2006. Index built its working interest from an original 12.5% WI to a final 19.5% prior to spudding. On December 20, 2006, the Company announced that the deviated well had been drilled to a total depth of 10,383 feet true vertical depth, 11,340 feet measured depth. Electric logs indicated two potential pay zones below 10,000 feet true vertical depth totaling approximately 15 feet of net gas bearing reservoir. The well took longer than anticipated to drill due to unplanned sidetrack operations and pressure control requirements in the lower of the two pay sections, and has incurred costs significantly in excess of pre-drill estimate. Vieman 1 came on production in February 2007, as part of an initial, extended flow test, and after the completion of this flow test has recently come back on production following further completion operations.

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

Ruse 1 was non-commercial and Dark 1 was a dry hole and both have been plugged and abandoned.

As announced on May 2, 2006 and July 12, 2006, the Company entered into two Phases, I and II of an exploration agreement executed with ADC to reprocess seismic data and develop prospects to drill in four areas in Texas, Mississippi, and Alabama. This project is capable of delivering projects having Phase 2 and 3 growth characteristics. The first drillable prospect generated as a result of these agreements that the Company has committed to drill is an exploration well in the Fern Lake area of Nacogdoches County.

INDEX OIL AND GAS, INC.

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

Phase 3 Growth Strategy

On September 10, 2006, the Company signed an agreement to participate in the New Taiton Project in Wharton County. The first well, Ilse 1, spudded on December 1, 2006. It targets stacked Wilcox sands on trend with large nearby gas fields producing gas from the same Wilcox reservoirs. The prospect is defined by modern 3D seismic data. If Ilse 1 proves successful, the Company may participate in further wells to develop the potential of the New Taiton Project. The Company has a 10% working interest before payout and an 8% working interest after payout in the New Taiton Project.

The Ilse 1 well has been drilled to total depth of 17,000 feet and logged. Analysis of the logs revealed two zones of interest in the Wilcox C and Wilcox A, respectively. The lowest zone, the Wilcox C, has been perforated and stimulated by a “frac” process. Gas flow from the formation to surface has not been achieved. The preliminary decision is that this interval will not be productive and will not have any proved reserves.

A decision making process is currently underway within the joint venture as to whether to perform work to attempt to achieve gas flows from the upper zone of interest, the Wilcox A. As part of this decision making process, joint venture participants are awaiting a formal analysis and recommendation from the operator.

Capital costs associated with the Ilse 1 well have been held outside the full cost pool, because a determination as to whether the well has found proved reserves has not been completed. At the future point when a determination is made, the costs associated with Ilse 1 will be included in the full cost pool. To the extent that Ilse 1 does not find any proved reserves, ignoring all other unrelated factors, this will lead to higher unit depletion charges in future periods and makes it highly likely Index will suffer a ceiling test impairment charge. Index is carrying approximately $1.3mm of costs at March 31, 2007 related to the Ilse 1 well, and has also incurred further costs subsequent to fiscal year end.

On December 4, 2006, the Company announced that it has signed an exploration agreement to participate at 15% working interest in the West 1 exploration well targeting the high-potential Edwards Limestone in Lavaca County, Texas. The proposed total depth of the well is approximately 14,700 feet. The company announced on January 23, 2007 that it had increased its working interest in the West 1 well to 20%. The well is planned to spud during the remainder of calendar year 2007.

On February 16, 2007, the Company announced the signing of a letter of intent to participate in the first exploration well in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index will have an initial 15% working interest in the first exploration well, reduced to a 13.5% working interest, after payout. The first well will be drilled during the first half of calendar year 2007 with a planned depth of approximately 16,500 feet.

On March 5, 2007, the Company announced a commitment to drill two wells in south Texas. The wells are located in Victoria and Goliad Counties and target shallow Frio and Vicksburg reservoirs. Both wells were successful. The Serrano well, renamed Friedrich Gas Unit 1, in Victoria County, found 13 feet of net gas pay with daily production expected at 275 MCF of gas (46 Boe) per day. The Habanero well, renamed Schroeder Gas Unit 1, in Goliad County, found 10 feet of net gas pay with daily production expected at 197 MCF of gas (33 Boe) per day.

NOTE 2 - MERGER AND CORPORATE RESTRUCTURE

In March 2004, a company named Thai One On, Inc. (“Thai”) was incorporated under the laws of the State of Nevada. Thai then acquired a wholly-owned subsidiary, Thai Pasta Enterprise Sdn. Bhd., a privately-held Malaysian company (“Thai Pasta”), from an officer and director of Thai. Thai Pasta commenced operations as a restaurant operator in June 2004, but subsequently ceased operations in the fourth quarter of 2005 calendar year. Thai Pasta then sold a portion of its surplus assets, leaving it with no significant assets. In November 2005, a Letter of Intent agreement was entered into for the proposed acquisition (“the Letter of Intent”) of all outstanding shares of Index Ltd.’s common stock by Thai. Subsequently, Thai changed its name from Thai One On Inc. to Index Inc.

INDEX OIL AND GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 2 - MERGER AND CORPORATE RESTRUCTURE (continued)

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

The Company’s year end for accounting purposes was December 31, 2005. As a result of the Merger, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Index Ltd. was deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger was a recapitalization of Index Ltd.’s capital structure.

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

Effective with the Acquisition Agreements, all previously outstanding common stock owned by Index Ltd.’s stockholders were exchanged for an aggregate of 22,615,552 shares of the Company’s common stock, $0.001 par value (“the Common Stock”) and all issued warrants to purchase common shares of Index Ltd. were exchanged for 1,092,676 warrants to purchase shares of Common Stock of the Company. As part of the Transaction, subsequent to the Transaction 10,128,333 shares of common stock held by the former directors and officers of the Company were retired and subsequently canceled by the transfer agent for the Company. The effect of the Transaction was that 23,091,667 shares of Common Stock were retained (see Note 9).

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

Concurrent with the Transaction was a private placement totaling $5.12 million for 8,533,333 shares of the Common Stock of the Company at a price of $0.60 per share.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements as of March 31, 2007 and 2006 and for the years ended March 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries after eliminating all significant intercompany accounts and transactions. As described in Note 2, Merger and Corporate Restructure these consolidated financial statements are presented as a recapitalization of Index Ltd. For the reverse merger between the Company and Index Ltd. at January 20, 2006 the stockholder’s equity section and earnings per share in the consolidated balance sheet at March 31, 2006 was restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.

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

Correction of Errors

The Company adopted SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”)” in April 1, 2007, in which it changed the requirements for the accounting for and the reporting of a change in accounting principle. The Company requires that a new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment is made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the balance sheet) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, The Company applies the new accounting principle as if it were adopted prospectively from the earliest date practicable. The Company will also revise previously issued financial statements to reflect the correction of an error, should one occur, and limit the application to the direct effects of the change. Indirect effects of a change in accounting principle will be recognized in the period of the accounting change. The Company will continue to account for a change in accounting estimate in accordance with APB 20. The adoption of this pronouncement had no impact to the Company’s consolidated financial position or results of operations.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. There was no allowance for doubtful accounts at March 31, 2007 and 2006.

Other Current Assets

Other receivables at March 31, 2007 and 2006, of $6,688 and $6,254, respectively consist primarily of value added tax recoverable in the United Kingdom by the Company. Other current assets of $72,936 and $8,600 at March 31, 2007 and 2006 consist of accrued interest income from cash in banks and prepaid expenses.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at March 31, 2007 and 2006. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at March 31, 2007 and 2006 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Properties (continued)

following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three year period ended March 31, 2007. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

 NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (continued)

of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company reports foreign currency translation adjustments within other comprehensive income in the periods presented.

Net Earnings (Losses) Per Common Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes payable and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended March 31, 2007 and 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the reverse merger between the Company and Index Ltd. at January 20, 2006, the stockholder’s equity section and earnings per share in the consolidated balance sheet at March 31, 2006 was restated (recapitalization) to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.

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

The Company receives its share of revenue after all calculated royalties are paid on natural gas, crude oil and NGLs in accordance with the particular contractual provisions of the lease, license or concession agreements and the laws and regulations applicable to those agreements. Therefore, there is no Royalties Payable on the Company’s Consolidated/Combined Balance Sheet.

Imbalances. When actual natural gas sales volumes exceed delivered share of sales volumes, an over-produced imbalance could occur. To the extent an over-produced imbalance exceeds the remaining estimated proved natural gas reserves for a given property, the Company would record a liability. At and during the years ended March 31, 2007 and 2006, the Company had no imbalances.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative and Hedging

The Company has also not entered into any derivative contracts for any purpose from the period of inception through March 31, 2007.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss in the equity section of the balance sheet totaled $(4,292) and $16,119 for the years ended March 31, 2007 and 2006, respectively, and foreign currency transaction (losses)/gains are included in the statement of operations

Income Taxes

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

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Stock Based Compensation

In determining our accounting policies prior to January 1, 2006, the Company chose to apply the intrinsic value method pursuant to Accounting Standards Board (“APB”) APB No. 25, “Stock Issued to Employees” (“APB No. 25”), effective February 2003. Under APB No. 25, no compensation cost was recognized when the exercise price for options granted equaled the fair value of the Company’s common stock on the date of the grant. Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permitted the continued use of the method prescribed by APB No. 25 but required additional disclosure, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. Although the Company applied the intrinsic method in accounting for stock issued to employees, it did record compensation expense for the difference between the fair market value and the exercise price at the date of the grant using the Black Scholes valuation model. Therefore, there was no pro forma impact for the fiscal years ended March 31, 2006 as shown below. See Notes 10 and 13 for further discussion of these transactions.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended March 31, 2006
Net loss, as reported	$(1,690,806)
Add: Total stock based employee compensation expense as reported under intrinsic value method, net of tax of $0	-
Deduct: Total stock based employee compensation expense as reported under fair value based method, net of tax of $0	-
Net loss , pro forma	$(1,690,806)

Basic and fully diluted loss per share, as reported	$(0.08)
Basic and fully diluted loss per share, pro forma	$(0.08)

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
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No.143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by SFAS No.143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations. The Company’s asset retirement obligations relate to the abandonment of oil producing wells. The Company has recognized an asset retirement liability of $41,552 and $25,300 at March 31, 2007 and 2006, respectively. It is estimated that salvage values of well equipment will be equal, in aggregate, to the cost of plugging and abandoning these wells at that point, and this estimate has been taken into account in the calculation of accretion expense.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should any impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. In the year to March 31, 2006, the Company recorded an impairment of $10,000 related to restaurant equipment acquired during the reverse merger with Index Inc. These assets were deemed to be impaired as there is no future cash flow associated with these assets.

Conditional Asset Retirement Obligations.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. There was no impact to adoption of this Interpretation on its consolidated financial position, results of operations or cash flows since it currently does not have any conditional asset retirement obligations outstanding at March 31, 2007 and 2006.

Employers’ Defined Benefit Pension and Other Postretirement Plans.

 In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans”, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net asset of a net-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The required date of adoption of the recognition and disclosure provisions of this Statement is as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not impact the Company as the Company does not currently have a defined benefit pension plan.

New Accounting Pronouncements Not Yet Adopted

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at March 31, 2007.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Income Taxes. In June 2006, the FASB issued FASB Interpretation No 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact on the Company’s consolidated financial position or results of operations.

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. This Statement provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Statement clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. The Statement expands disclosures about the use of fair vale to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including the financial statements for an interim period within that fiscal year. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, permitting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting measurement. The statement applies to all entities, including not-for profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 4 - TRADE RECEIVABLES

Historically, through March 31, 2007, all of the Company’s trade receivables related to its working interest share of oil and gas sales have been collected. No allowance for doubtful accounts has been recorded at March 31, 2007 and 2006.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at March 31, 2007 and 2006 consist of the following:

	March 31,
	2007	2006
Proved properties	$3,254,211	$722,056
Unevaluated and unproved properties	1,927,776	356,729
Gross oil and gas properties-onshore	5,181,987	1,078,785
Less: accumulated depletion	(315,937)	(127,586)
Net oil and gas properties-onshore	$4,866,050	$951,199

Included in the Company's oil and gas properties are asset retirement obligations of $41,552 and $25,300 as of March 31, 2007 and 2006, respectively.

Depletion expense was $188,351 and $65,311 or $23.33 and $19.10 per barrel of production for the years ended March 31, 2007 and 2006, respectively.

It is anticipated that the cost of undeveloped acreage of $258,298 and exploration costs of $1,669,478 will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed. Included in exploration cost and undeveloped acreage are costs of approximately $1.3 million related to costs of drilling the Ilse 1 well that has been drilled, but not tested or completed (see Note 1), approximately $0.2 million related to undeveloped leasehold for the West 1 that will be drilled in fiscal year 2008, and approximately $0.3 million related to the ADC exploration agreements.

At March 31, 2007 and 2006, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	March 31, 2007	March 31, 2006
Not subject to depletion-onshore:
Exploration costs	$1,669,478	$236,806
Cost of undeveloped acreage	258,298	119,923
Total not subject to depletion	$1,927,776	$356,729

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Acquisitions and Dispositions

During the fiscal year, the Company entered into Seismic Reprocessing and Exploration Agreements with ADC Petroleum, L.P. (“ADC”) covering prospective areas in the US Gulf Coast. The Agreements enable Index Inc to participate in the reprocessing of certain existing 3 Dimensional (“3D”) land seismic data already available to ADC as a result of its participation in an agreement signed between ADC and two of its other industry partners (the "ADC Agreements"). This seismic data covers prospective areas in the Gulf Coast U.S., throughout Texas, Alabama and Mississippi. The ADC Agreements set forth the rights of the parties in their joint participation of generating drilling prospects from such reprocessed data and allow the parties to jointly exploit the prospects generated. A total of $337,344 has not been ascribed to specific wells and is included in exploration costs and excluded from the depletion base at March 31, 2007.

In September 2006, the Company signed an agreement to participate in the New Taiton Project in Wharton County. A total of $60,000 for unproved property acquisition costs is excluded from the depletion base. The first well, Ilse 1 with a planned total depth of over 17,000 feet, targeted stacked Wilcox sands on trend with large nearby gas fields producing gas from the same Wilcox reservoirs. The prospect is defined by modern 3D seismic data. Ilse 1 spudded in December 2006. Total well costs of $1,216,864 are excluded from the depletion base as the well is still under evaluation (see Note #1).

In December 2006, the Company announced that it signed an exploration agreement to participate at 15% working interest in the West 1 exploration well targeting the high-potential Edwards Limestone in Lavaca County, Texas. The well is planned to spud during the remainder of calendar year 2007. Leasehold and exploration costs of $206,175 are excluded from the depletion base.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006
Computer Costs, including foreign translation	$23,858	$11,217
Less: accumulated depreciation	(11,365)	(9,490)
Total other property and equipment	$12,493	$1,727

Depreciation expenses from continuing operations amounted to $1,028 and $6,260 for the years ended March 31, 2007 and 2006, respectively.

Capitalized Interest

There was no interest capitalized in property, plant and equipment at March 31, 2007 and 2006.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 6 - NOTES PAYABLE

Index Ltd incurred debt and raised capital through a series of rounds of fundraising from inception through March 31, 2006. All of the Index Ltd stockholder funding was later converted to common stock at par and additional paid in capital. There were no fundraising in fiscal year 2007 that involved convertible debt. The transactions involving debt or convertible debt are summarized below by period for Index Ltd.:

	Equity Issuances			Debt & Subsequent Equity Conversions (1)
	Total Proceeds	Common Stock	Additional Paid In Capital	Convertible Debt	Debt Converted To Stock	Common Stock Converted From Debt	Additional Paid In Capital Converted From Debt

Year Ended March 31, 2005	$1,003,503	$268,840	$71,445	$669,048	$(574,445)	$451,088	$117,527
Round 4	676,664	-	-	676,664	-	-	-

Round 4 conversion	-	-	-		(663,872)	331,936	331,936

Conversion of 2005 Stockholder loan	-	-	-		(86,758)	43,379	43,379

Foreign currency translation	-	-	-		(20,637)

Year ended March 31, 2006	$676,664	$-	$-	$676,664	$771,267	$375,315	$375,315

Totals through March 31, 2006	$1,680,167	$268,840	$71,445	$1,345,712	$(1,345,712)	$826,403	$492,842

(1) The debt for Round 4 financing was convertible at a price per share which averaged $0.36 per share and conversion of 2005 stockholder loan averaged $0.35 per share. After all conversion of stock, there was no note payable-long term at March 31, 2007 and 2006.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 6 - NOTES PAYABLE (continued)

 In addition, in the year to March 31, 2006 Index Ltd entered into a one-year term note for additional finance for operations. The amount borrowed was $51,374 in April 2005 at the ruling transaction rate. The term loan is financed at a rate of 2% over the bank’s prime interest rate. At expiration date in April 2006, the bank renewed the loan for up to an additional year. This is shown on the balance sheet at March 31, 2006 in current liabilities as “Bank Loan”. The Company repaid the total amount of the loan in the first quarter of fiscal year 2007. As at March 31, 2006, Bank Loans of $48,569 was outstanding at the closing exchange rate. The bank held the following security: a secured debenture including fixed equitable charge over all present and future freehold and leasehold property of Index Ltd; first fixed charge over, among other things, book and other debts, chattels, goodwill and uncalled capital; first floating charge over all assets and undertakings both present and future of Index Ltd.; joint and severable guarantee given by Lyndon West and Michael Scrutton.

The fund raising activities of Index Ltd during the year ended March 31, 2006 were generally offered to investors with minimum and maximum capital achievements and structured to be a range of one-third to one-half for common stock in the Company with the corresponding two-thirds to one-half for debt payable to investors. In each case the capital requirements were achieved with equity and debt summarized in the tables discussed above. Total loans to Index Ltd during the year ended March 31, 2006 totaled $676,664 ($663,872 at the transaction date foreign currency rate of $1.8088 to ₤1.0) in loans which converted into 1,835,117 shares of common stock, and of which $94,603 ($91,303 at the original transaction date foreign currency rate, and $86,758 at the conversion date foreign currency rate) in loans converted to 250,325 shares of common stock (converted to 715,143 shares of Company stock) in the year ended March 31, 2006.

There was $43,234 in debt issue costs incurred during the year ended March 31, 2006. Total amortization expense in these same periods was $43,234. The debt issue costs were capitalized and were amortized up to the point of conversion to common stock. There was no unamortized debt issue cost at March 31, 2006.

NOTE 7 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the years ended March 31, 2006 is as follows:

	March 31,
	2007	2006
ARO as of beginning of period	$25,300	$16,500
Liabilities incurred during period	16,252	8,800
Liabilities settled during period	-	-
Accretion expense	-	-
Balance of ARO as of end of period	$41,552	$25,300

Of the total ARO, $41,552 and $25,300 are classified as a long-term liability at March 31, 2007 and 2006, respectively. For each of the years ended March 31, 2007 and 2006, the Company recognized depreciation expense related to its ARO of $0, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

At March 31, 2007 and 2006, the Company generated for federal income tax purposes a net operating loss carry forward of approximately $6,900,000 and $2,700,000 respectively, both inclusive of basis differences for net intangible drilling costs which are deductible for tax purposes but capitalized and depreciated for book purposes. The latest expiry date within the net operating loss carry forward at March 31, 2007 is in 2027, and this loss can be used to offset future taxable income. However, a valuation allowance of $1,411,719 and $912,038 was recorded for the years ended March 31, 2007 and 2006, respectively on the total tax provision as the Company believes it is more likely than not that the asset will not be utilized during the next year. Of the total net operating loss carryforward, the United Kingdom (“UK”) total net operating loss of approximately $850,000 and $700,000 for the years ended March 31, 2007 and 2006, respectively, are not expected to be utilized. The United States federal and state net operating loss carryforwards are generally subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are expected.

The Company’s income tax expense (benefit) from continuing operations consists of the following:

	March 31,
	2007	2006
Current
UK	$-	$-
US	-	-
State	-	-
Total current tax expense (benefit)	-	-

Deferred
UK	(256,247)	(210,174)
US	(1,004,758)	(610,317)
State	(150,714)	(91,548)
Total deferred tax expense (benefit)	(1,411,719)	(912,038)
Less valuation allowance	1,411,719	912,038
Total deferred tax expense (benefit)	$-	$-

Total tax provision-continuing operations	$-	$-

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 8 - INCOME TAXES (continued)

The following tax rates have been used in the calculation of income taxes: US federal taxation 30%, US state taxation 4.5% and UK taxation 30%.

Components of deferred tax amounts are as follows:

Deferred Tax Components	March 31,
	2007	2006
Deferred tax assets
Restricted stock compensation accrual	$-	$-
Share issue basis difference	-	-
Foreign currency translation	-	-
Oil & Gas basis differences	-	66,791
Depreciation	-	-
Net operating loss carryforward	2,358,427	857,049
Total gross deferred tax assets	2,358,427	923,840

Deferred tax liabilities
Amortization of share issue costs	-	-
Other	-	-
Foreign currency translation	-	-
Oil & Gas basis differences	843,573	-
Depreciation	103,135	11,802
State taxes	-	-
Total gross deferred tax liabilities	946,708	11,802

Less valuation allowance	(1,411,719)	(912,038)
Net deferred tax assets	$-	$-

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditure with ongoing planned expenditures on the Kansas properties, and commitments relating to new wells in Texas and Louisiana arising out of the normal course of business. The Company is currently not involved in any litigation matters arising from our oil and gas exploration and production activities and as such has accrued no liability or legal fees with respect to litigation.

At March 31, 2007, the Company has entered into an Exploration Agreement on the West 1 well which had not commenced drilling and for which drilling expenditures have not been incurred.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has a nine month lease, committed to in April 2007, related to corporate housing for UK based officers while periodically working at the corporate office.

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

Additionally, on equal date, the stockholders of the Company holding the majority of issued and outstanding common stock of the Company approved the adoption of the 2006 Incentive Stock Option Plan and ratified the selection of RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP) (“RBSM”) as the Company’s independent auditors for the fiscal years ending March 31, 2007 and 2006.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Registration Statement

On August 29, 2006, the Company completed a private placement offering in which the Company sold 1419.58 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #1”), each unit consisting of 5,000 shares of common stock of the Company for a total of 7,097,898 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for aggregate proceeds of approximately $7.1 million. Furthermore on October 4, 2006, the company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors (“Investors #2”, Investors #1 and Investors #2 shall collectively be referred to as the “Investors”), each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and subsequently sold another 80 units on October 5, 2006, also to the group of Investors #2, for an overall total of 3,867,700 shares of $0.001 par value common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million.

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company had agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company should fail to have the Registration Statement declared effective on or before them time frame described, the Investors will entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company is delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. The Company obtained effectiveness in the time frame described. The Company has therefore, not incurred any contingent liability associated with the liquidated damages.

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

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 10 - CAPITAL STOCK

During the fiscal year ended March 31, 2006:

The breakdown of stock issuances of 3,609,517 shares (converted into 10,311,898 shares of the Company’s stock) and the breakdown of the related warrants issued of 333,923 (converted into 954,021 of Company warrants) by Index Ltd. and the related conversion to Company stock and warrants in the year to March 31, 2006 were as follows:

	# of Index Ltd. Shares	# of Index Shares	# of Index Ltd. Warrants	# of Index Warrants
Conversion of stockholder loan of $94,603	250,325	715,143	50,065	143,037
Equity fundraising of $238,591	687,500	1,964,090	137,500	392,839
Subscription of compensation of $274,517	783,500	2,238,349	137,000	391,410
Private placement equity offering	1,835,117	5,242,669	-	-
Subscription of Professional fees of $9,021	25,000	71,421	-	-
Subscription of Professional fees of $9,900	28,075	80,206	9,358	26,735
Totals during fiscal year 2006	3,609,517	10,311,878	333,923	954,021

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
MARCH 31, 2007 AND 2006

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

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 10 - CAPITAL STOCK (continued)

During the fiscal year ended March 31, 2007:

The breakdown of stock issuances of 11,192,691 shares of the Company’s common stock, $0.001 par value, during the year ended March 31, 2007 was as follows:

Issuance of common stock on private offerings	10,965,598
Issuance of stock upon vesting of stock award	50,000
Issuance of stock for services	40,000
Issuance of stock upon exercise of warrants	124,593
Issuance of stock for performance bonuses	12,500
Total	11,192,691

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

Furthermore on October 4, 2006, the Company completed a second closing of the private placement offering in which the Company sold an additional 693.54 units of its securities at a price of $5,000 per unit to certain accredited investors, each unit consisting of 5000 shares of common stock of the Company for gross proceeds of approximately $3.5 million and it subsequently sold another 80 units on October 5, 2006, for a total of 3,867,700 shares of common stock of the Company at a price of $1.00 per share for overall aggregate proceeds of approximately $3.9 million. Total fees paid on the second closing were approximately $316,000. The combined net proceeds of this placement are being applied to the expansion of Company's operations in the U.S.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 10 - CAPITAL STOCK (continued)

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

Subsequently, on October 11, 2006 pursuant to the requirements of the Registration Rights Agreement entered into by and among the Company and the Investors, the Company filed a Registration Statement with the SEC on Form SB-2 to register, among other securities, the units of common stock sold in the private placement offering. The Company agreed to have the Registration Statement declared effective by the SEC no later than 180 days from August 29, 2006. If the Company had failed to have the Registration Statement declared effective on or before them time frame described, the Investors would have been entitled to the liquidated damages from the Company in an amount equal to 2% of the aggregate subscription amounts per month for each month that the Company was delinquent in failing to obtain the effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages. The Company obtained effectiveness on February 9, 2007, within the time frame prescribed. The Company has therefore, not incurred any liability associated with the liquidated damages.

On August 29, 2006, the Board of Directors appointed John Williams as Executive Vice President of Exploration and Production and a director of the Company effective August 1, 2006. In addition to Mr. Williams’ salary, he was awarded a restricted bonus stock award of 50,000 shares of the Company’s common stock contingent on 183 days of continuous service to the Company. Total compensation expense over the vesting period of $60,000 was recorded on the award at the market price of $1.20 per share, the market price at the date of the grant. The terms of the award were satisfied in January 2007 and Mr. Williams was issued 50,000 shares of restricted common stock of the Company. Additionally, Mr. Williams was awarded a performance bonus of 37,500 shares of restricted common stock per the terms of his bonus program. The shares vest one-third at the date of the grant, March 31, 2007, with the remaining shares vesting at one-third in each of the next two consecutive years. The shares were valued at $1.50 per share of the date of the first vesting award or March 31, 2007 for compensation expense of $18,750.

In February 2007, 40,000 shares of common stock of the Company were issued for legal services related to the filing of the Registration Statement and other services at a value of $1.60 per share for a total cost of $64,000.

In February 2007, 124,593 warrants were exercised into 124,593 shares of common stock at an exercise price of $0.14 per share or $17,443 by a stockholder.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows (See Note 10):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2005 (333,923 of Index Ltd.)	138,655	$0.07
Granted	954,021	0.14
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at March 31, 2006	1,092,676	$0.13
Granted	-	-
Exchanged	-	-
Exercised	(124,593)	0.14
Canceled or expired	-	-
Outstanding and Exercisable at March 31, 2007	968,083	$0.13

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercise Price
$0.07	138,655	3.5	$0.07	138,655	$0.07
$0.14	143,037	3.5	$0.14	143,037	$0.14
$0.14	268,246	3.5	$0.14	268,246	$0.14
$0.14	391,410	3.5	$0.14	391,410	$0.14
$0.14	26,735	3.5	$0.14	26,735	$0.14
	968,083	3.5	$0.13	968,083	$0.13

In February 2003 and July 2003, 45,882 warrants (converted into 131,078 of Company warrants) and 2,653 warrants (converted into 7,577 of Company warrants), respectively to acquire Index Ltd.’s common stock were issued to a third party advisor for services incurred.

The warrants totaling 333,923 (converted to 954,021 of Company warrants) were issued as part of various fundraising and equity transactions. The convertible stockholder loan described in Note 6 of $94,603 ($91,302 at the original transaction date foreign currency rate and $86,758 at the conversion date foreign currency rate) in loans converted to 250,325 shares of common stock (converted to 715,143 shares of Company stock) in November 2005 and 50,065 of warrants to purchase shares of Index Ltd.’s common stock (converted to 143,037 of Company warrants). An equity fundraising for 687,500 shares (converted to 1,964,090 shares of Company stock) totaling $238,591 also included 137,500 of warrants to purchase shares of Index Ltd.’s common stock (converted to 392,839 of Company warrants, of which 124,593 were exercised in February 2007). Additionally, management compensation with a fair value of $274,517 for 783,500 shares of common stock (converted to 2,238,349 shares of Company stock) also included warrants of 137,000 to purchase shares of Index Ltd.’s common stock (converted to 391,410 of Company warrants). Professional fees with a fair value totaling approximately $9,900 for 28,075 shares (converted to 80,206 shares of Company stock) included warrants of 9,358 to purchase shares of Index Ltd.’s common stock (converted to 26,735 of Company warrants). All transactions were valued at fair market value in accordance with SFAS 123-R.

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

In February 2007, a total of 124,593 warrants were exercised at a price of $0.14 for a total of $17,443 and a total of 124,593 shares of common stock, $0.001 par value, were issued to the stockholder.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

There was no compensation expense recorded for the exchange of these warrants since there was no modification of terms upon exchange.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at March 31, 2007 and 2006 restated for the recapitalization which occurred on January 20, 2006 at an exchange rate of one Index Ltd. share or warrant for approximately 2.857 shares or warrants of the Company’s (See Note 10).

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2005	-	-
Granted	4,577,526	0.35
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	4,577,526	$0.35
Granted	500,000	$1.42
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	5,077,526	$0.46

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	4,577,526	3.81	$ 0.35	3,433,145	$ 0.35
$1.42	500,000	1.97	$1.42	250,000	$1.42
	5,077,526		$0.46	3,683,145	$0.42

Prior to the reverse merger with Index Inc., Index Ltd. adopted a Stock Option Plan to grant options to various officers, directors and others. As contemplated by the Acquisition Agreements, following the completion of the acquisition the Board of Directors of Index Inc. agreed to the adoption of the Stock Option Plan and ratified it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition. Total compensation expense recorded for the issuance of these options in the fourth quarter and the twelve months ended March 31, 2007 was $79,862 and $594,599, respectively. At March 31, 2007, John Williams, an officer and director was awarded options to purchase 500,000 shares of Common Stock at $1.42 per share under the Stock Option Plan.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

The principal terms and conditions of the share options granted under the Share Option Plan are that vesting of the options granted occurs in three stages: (1) 50% on grant; (2) 25% one year after grant; and (3) 25% two years after grant. The 2006 options granted are exercisable at $0.35 per share. Furthermore, the share options granted under the Share Option Plan are generally non-transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of Index Inc.; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with Index Inc. All options have a 5 years expiring term.

Since there was no public market for the Company’s stock and operations were not comparable to a peer group prior to the acquisition, the stock issuance price for the private placement equity raising at the date of acquisition of $0.60 was used as the share market price for the 2006 options with an exercise price of $0.35. The weighted-average fair value of options granted under the fair valued based method or $0.398, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.38%; (2) a volatility rate of 100%; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price; and (6) 2 year life. The weighted-average fair value of the 2007 options granted to John Williams under the fair valued based method or $0.53, using the Black Scholes model, was determined using the following assumptions: (1) a risk free rate of 4.60%; (2) a volatility rate of 66%; (3) a zero dividend rate; (4) a zero percent forfeiture rate; (5) the latest stock issuance price used as the share market price or $1.42; and (6) 2 year life.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the years ended March 31, 2007 and 2006, excluded from diluted earnings per share are 968,083 and 1,092,676, respectively of warrants to acquire common stock. As of both March 31, 2007 and 2006, there are 4,577, 526 of options to acquire the Company’s common stock that were excluded from the computation of diluted earnings per share, and which excluded 500,000 of out of the money options at March 31, 2007. As of March 31, 2007 25,000 shares yet to vest under a performance bonus award have been excluded from the computation of diluted earnings per share.

The following is a calculation of basic and diluted weighted average shares outstanding:

	For the year ended March 31,
	2007	2006
Shares—basic	65,623,365	22,391,357
Dilution effect of stock option and awards at end of period	-	-
Shares—diluted	65,623,365	22,391,357
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,570,609	5,670,202

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 13 - MAJOR CUSTOMERS

For the fiscal year 2007, approximately 100% of revenues from the Company’s share of oil production were sold to two independent crude oil purchasers, together with low levels of gas sales, and for the fiscal year 2006, approximately 91%, of oil sales were sold to a single independent crude oil purchaser.

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

Lyndon West and Michael Scrutton, jointly and severally, guaranteed the bank loan until it was paid off in June 2006.

During fiscal year 2007, the Company incurred a fee of $750 for real estate location services from a firm in
Which, a principal partner is related to an officer of the Company. The fee was paid in May 2007.

INDEX OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 15 - SUBSEQUENT EVENTS

In April, 2007, the Company announced success on two exploration wells in Goliad and Victoria Counties, Texas. The Serrano well commenced producing in May 2007 and the Habanero well is expected to be connected to local pipeline infrastructure and to be brought on-line during the second calendar quarter 2007. Index has a 37.5% working interest and a 28.125% net revenue interest in each well.

The Company announced in April 2007 that it has signed a Participation Agreement to explore for gas in the West Wharton prospect. This could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas. Index has a 12.5% working interest in the project that will reduce to 9.375% after payout. The first well is planned to spud during the third calendar quarter of 2007.

The Company announced in May 2007 that it had signed a participation agreement for exploration of the Fern Lake prospect in Nacogdoches County, Texas, through the Cason 1 well (a first well resulting from the ADC Agreements). The well is expected to spud in the second calendar quarter 2007.

In April 2007, the Company committed to a nine month lease, related to corporate housing for UK based officers while periodically working at the corporate office.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

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

Estimates of proved developed and proved undeveloped reserves as of March 31, 2007, 2006 and 2005 were based on estimates made by Ancell Energy Consulting, Inc, independent petroleum engineers. Our independent engineers, Ancell Energy Consulting, Inc. are engaged by and provide their reports to our senior management team. We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review these reserve reports provided by the independent engineers to ensure completeness and accuracy. Our Vice President, Exploration and Production, and Managing Director make the final decision on booked proved reserves by incorporating the proved reserves from the independent engineers’ reports.

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

•	review by our Vice President, Exploration and Production, of the independent reservoir engineers’ reserves reports for completion and accuracy.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

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

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at March 31, 2007, 2006 and 2005:

	March 31,	March 31,	March 31,
	2007	2006	2005
Evaluated properties	$3,254,211	$722,056	$334,080
Unevaluated properties	1,927,776	356,729	76,529
Total	5,181,987	1,078,785	410,609
Less: accumulated depreciation, depletion, amortization	315,937	127,586	62,275
Net capitalized costs	$4,866,050	$951,199	$348,334

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the twelve months ended March 31, 2007, 2006 and 2005:

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

	Continuing Operations	Discontinued Operations
Year Ended March 31, 2005:	$415,516	$-
Acquisition costs of properties
Proved	$-	$-
Unproved	-	-
Subtotal	-	-
Exploration and development costs	70,540	-

Total	$486,056	$-

Year Ended March 31, 2006:
Acquisition costs of properties
Proved	$-	$-
Unproved	-
Subtotal	-

Exploration and development costs	659,376

Total	$1,145,432	$-

Year Ended March 31, 2007:
Acquisition costs of properties
Proved	$-	$-
Unproved	355,641
Subtotal	355,641

Exploration and development costs	3,731,308

Total	$4,086,949	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Results of Operations for Oil and Natural Gas Producing Activities

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Oil and natural gas production revenues
Third-party	$457,046	$191,114	$88,176
Affiliate	-	-	-

Total revenues	457,046	191,114	88,176
Exploration expenses, including dry hole	-	-	-
Production costs	(114,735)	(41,953)	(23,584)
Impairment	-	-	-
Depreciation, depletion and amortization	(188,351)	(65,311)	(36,154)

Income (loss) before income taxes	153,960	83,850	28,438
Income tax provision (benefit)	-	-	-

Results of continuing operations	$153,960	$83,850	$28,438

Results of discontinued operations	$-	$-	$-

The results of operations for oil and natural gas producing activities excludes interest charges and general and administrative expenses. Sales are based on market prices.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Net Proved and Proved Developed Reserve Summary

The following table sets forth the Company’s net proved and proved developed reserves (all within the United States) at March 31, 2007, 2006 and 2005, and the changes in the net proved reserves for each of the two years in the period then ended as estimated by the independent petroleum consultants. See Note 3.

	Continuing Operations	Discontinued Operations
Natural gas (Bcf)(1):
Net proved reserves at March 31, 2004	-	-
Revisions of previous estimates	-	-
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	-	-

Net proved reserves at March 31, 2005	-	-
Revisions of previous estimates	-	-
Purchases in place	0.144	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	-	-

Net proved reserves at March 31, 2006	0.144	-
Revisions of previous estimates	0.157	-
Purchases in place	0.008	-
Extensions, discoveries and other additions	0.240	-
Sales in place	-	-
Production	(0.008)	-
Net proved reserves at March 31, 2007	0.541	-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Natural gas liquids and crude oil (MBbls)(2)(3):
Net proved reserves at March 31, 2004	11.069	-
Revisions of previous estimates	4.832	-
Purchases in place	-	-
Extensions, discoveries and other additions	6.758	-
Sales in place	-	-
Production	(2.068)	-
Net proved reserves at March 31, 2005	20.591	-
Revisions of previous estimates	1.566	-
Purchases in place	11.565	-
Extensions, discoveries and other additions	5.060	-
Sales in place	-	-
Production	(3.381)	-
Net proved reserves at March 31, 2006	35.401	-
Revisions of previous estimates	(5.349)	-
Purchases in place	0.066	-
Extensions, discoveries and other additions	0.875	-
Sales in place	-	-
Production	(6.660)	-
Net proved reserves at March 31, 2007	24.333	-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(MBO)(2) equivalents(4):
Net proved reserves at March 31, 2004	11.069	-
Revisions of previous estimates	4.832	-
Purchases in place	-	-
Extensions, discoveries and other additions	6.758	-
Sales in place	-	-
Production	(2.068)	-
Net proved reserves at March 31, 2005	20.591	-
Revisions of previous estimates	1.566	-
Purchases in place	35.635	-
Extensions, discoveries and other additions	5.060	-
Sales in place	-	-
Production	(3.381)	-
Net proved reserves at March 31, 2006	59.471	-
Revisions of previous estimates	20.748	-
Purchases in place	1.478	-
Extensions, discoveries and other additions	40.956	-
Sales in place	-	-
Production	(8.075)	-
Net proved reserves at March 31, 2007	114.578	-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Net proved developed reserves:
Natural gas (Bcf)(1)
March 31, 2005	-	-
March 31, 2006	0.090	-
March 31, 2007	0.541	-

Natural gas liquids and crude oil (MBbls)(2)(3)
March 31, 2005	12.354	-
March 31, 2006	28.942	-
March 31, 2007	22.953	-

MBO(2) equivalents(4)
March 31, 2005	12.354	-
March 31, 2006	30.518	-
March 31, 2007	113.198	-
_______________

(1)	Billion cubic feet or billion cubic feet equivalent, as applicable.

(2)	Thousand barrels.

(3)	Includes crude oil, condensate and natural gas liquids.

(4)
Natural gas volumes have been converted to equivalent natural gas liquids and crude oil volumes using a conversion factor of six thousand cubic feet of natural gas to one barrel of natural gas liquids or crude oil.

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s natural gas and crude oil reserves for the years ended March 31, 2007, 2006 and 2005:

	Continuing Operations	Discontinued Operations
	(in $’000)
March 31, 2005:
Future cash inflows	$1,088.787	$-
Future production costs	(474.193)	-
Future development costs	(131.248)	-
Future income taxes	-	-

Future net cash flows	483.346	-
Discount to present value at 10% annual rate	(131.571)	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$351.775	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	Continuing	Discontinued
	Operations	Operations
March 31, 2006:
Future cash inflows	$3,080.376	$-
Future production costs	(855.120)	-
Future development costs	(515.632)	-
Future income taxes	-	-

Future net cash flows	1,709.624	-
Discount to present value at 10% annual rate	(362.391)	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,347.233	$-

	Continuing	Discontinued
	Operations	Operations
March 31, 2007:
Future cash inflows	$5,049.821	$-
Future production costs	(1,055.600)	-
Future development costs	(53.403)	-
Future income taxes	-	-

Future net cash flows	3,940.818	-
Discount to present value at 10% annual rate	(841.922)	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$3,098.896	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, 2007, 2006 and 2005:

	Continuing	Discontinued
	Operations	Operations
	(in $’000)
Balance, April 1, 2004	$113.318	$-
Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	(64.592)	-
Net changes in prices and production costs	155.685	-
Extensions, discoveries, additions and improved recovery, net of related costs	81.085	-
Development costs incurred	70.540	-
Revisions of previous quantity estimates and development costs	(3.657)	-
Accretion of discount	(2.291)	-
Net change in income taxes	-	-
Purchases of reserves in place	-	-
Sales of reserves in place	-	-
Changes in timing and other	1.687	-

Balance, March 31, 2005	$351.775	$-

INDEX OIL AND GAS, INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	$(149.200)	$-
Net changes in prices and production costs	92.288	-
Extensions, discoveries, additions and improved recovery, net of related costs	86.546	-
Development costs incurred	659.376	-
Revisions of previous quantity estimates and development costs	(412.504)	-
Accretion of discount	(97.672)	-
Net change in income taxes	-	-
Purchases of reserves in place	813.43	-
Sales of reserves in place	-	-
Changes in timing and other	3.194	-

Balance, March 31, 2006	$1,347.233	$-

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	$(342.311)	$-
Net changes in prices and production costs	(46.758)	-
Extensions, discoveries, additions and improved recovery, net of related costs	1,180.549	-
Development costs incurred	1,320.745	-
Revisions of previous quantity estimates and development costs	(820.626)	-
Accretion of discount	134.723	-
Net change in income taxes	-	-
Purchases of reserves in place	486.467	-
Sales of reserves in place	-	-
Changes in timing and other	(161.126)	-

Balance, March 31, 2007	$3,098.896	$-

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended March 31, 2007.

Item 8A(T).	Controls And Procedures

Not applicable.

Item 8B	Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 31, 2007.

Name	Age	Position	Director Since
Lyndon West (1)	47	Director and Chief Executive Officer	January 2006
Andrew Boetius (1)	43	Director and Chief Financial Officer (acting Principal Accounting Officer)	January 2006
Daniel Murphy (1)	64	Chairman and Secretary	January 2006
Michael Scrutton (1)	61	Director	January 2006
John Williams (2)	57	Executive Vice President Exploration and Production and Director	August 2006
David Jenkins (1)	57	Director	January 2006

(1) Each of the respective directors and officers of the Company was appointed to his position effective as of January 20, 2006, except for John Williams who was appointed in August 2006.
(2) Mr. Williams was appointed as the Company’s Executive Vice President Exploration and Production and a Director in August of 2006.

Background of Executive Officers and Directors

The following sets the biographical information about our executive officers and directors as provided to us each respective individual:

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

Mr. John Williams, has been Executive Vice President, Exploration and Production and a Director of the Company since August 1, 2006. Mr. Williams has thirty-one years of global oil and gas exploration and business development in various technical and managerial roles with Exxon, Conoco and ConocoPhillips. Latterly, Mr. Williams held positions including Manager of Exploration Geoscience and Global Chief Geophysicist at ConocoPhillips and General Manager of Exploration (Aberdeen) at Conoco. Mr. Williams has worked basins in over twenty five countries and conducted business in more than ten countries, having managed successful exploration programs in Alaska, the United Kingdom, Indonesia and Venezuela. Mr. Williams is a member of the American Association of Petroleum Geologists, the Society of Exploration Geophysicists and the Society of Petroleum Engineers. Mr. Williams is certified by the Texas Board of Professional Geoscientists and the American Association of Petroleum Geologists.

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

During the same period, he also acted as the Technical Director of Index Ltd. Prior to December 2002, he was employed at Conoco Phillips Inc. (“Conoco”) for 28 years in a number of senior management positions. Mr. Jenkins was instrumental in developing the integrated exploration processes, which resulted in Conoco becoming an industry leader in terms of commercial success rate and the number of significant oil field discoveries. In addition Mr. Jenkins was responsible for the analysis that led to major discoveries in the Gulf of Paria and in the CUU Long basins in Vietnam. Mr. Jenkins has also participated in evaluation of projects for Conoco, which included the evaluation and ranking of over 50 basins and 100+ oil exploration plays. Mr. Jenkins has 31 years of experience in global hydrocarbon exploration.

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

Family Relationships

There are no family relationships among any of our directors and executive officers.

Code of Ethics

On March 31, 2006 the Company’s Board of Directors adopted a formal Code of Ethics and Business Conduct that applies to its Chief Executive Officer and Chief Financial Officer, as well as to the directors, officers and employees of the Company. A copy of the Company’s Code of Ethics was filed as Exhibit 14.1 to its Annual Report filed with the SEC on Form 10-KSB on April 10, 2006.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act as of March 31, 2007:
Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Lyndon West	0	0	0
Andrew Boetius	0	0	0
Daniel Murphy	0	0	0
Michael Scrutton	0	0	0
David Jenkins	0	0	0
John Williams	2	2	0

Item 10. Executive Compensation

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other named executive officers and directors with annual compensation exceeding $100,000 during the year ended March 31, 2007:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Lyndon West CEO and Director (2)	2007	118,501 (5)	73,553	--	-- (6)	--	--	--	192,054
Andrew Boetius CFO and Director(3)	2007	114,415 (5)	68,649	--	-- (6)	--	--	--	189,064
John Williams Executive Vice President Exploration and Production and Director (4)	2007	125,000 (5)	56,250 (8)	60,000 (7)	135,767 (7)	--	--	8,952 (9)	385,969

Daniel Murphy Chairman	2007	114,415 (5)	68,649	--	-- (6)	--	--	--	189,064

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.
(2) Appointed as the Company’s CEO and a director in January of 2006.
(3) Appointed as the Company’s CFO and a director in January of 2006.
(4) Appointed as the Executive Vice President Exploration and Production and a director of the Company in August of 2006.
(5) From April 1, 2006 to October 30, 2007, Mr. West, Mr. Boetius and Mr. Murphy received an annual salary of $98,070 each. Effective as of November 1, 2006, their annual salaries were increased to $147,105, $137,298 and $137,298, respectively. The amounts stated represent their aggregate salaries paid based on pro rata portions of the applicable annual base salary amounts. The amount of salary paid to Mr. Williams represents (i) pro rata portion of his annual base salary of $150,000 for the period from August 1, 2006 (effective date of Mr. Williams’ employment agreement) to March 31, 2007, and (ii) 25,000 paid by the Company to Mr. Williams for services rendered as a consultant to the Company prior to the effective date of his full time employment agreement.
(6) 370,916 stock options out of the original grant by the Company of 1,482,584 stock options made on January 20, 2006 to each of Mr. West and Mr. Boetius vested during the fiscal year ended March 31, 2007. 277,717 stock options out of the original grant by the Company of 1,110,870 stock options made on January 20, 2006 to Mr. Murphy vested during the fiscal year ended March 31, 2007.
(7) Amounts represented as stock-based compensation expense for the fiscal year ended March 31, 2007, for restricted stock awards and stock options granted in 2007 under FAS 123 R as discussed in Note 11, “Options and Warrants and Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. On March 20, 2007, Mr. Williams was awarded 500,000 stock options, of which 250,000 options vested on the date of the grant, and the remainder shall vest on the successive two year anniversaries of the date of the grant, subject to Mr. Williams continued employment with the Company. During 2007 fiscal year, Mr. Williams was also awarded 50,000 restricted shares of the Company’s common stock.
(8) Represents the dollar value of Mr. Williams’ bonus received for the fiscal year ended March 31, 2007, which converted into 37,500 shares, at a price of $1.50 per share. Per the terms of Mr. Williams’ employment agreement, Mr. Williams was awarded 37,500 shares which shall vest in three equal installments, of which 12,500 shares vested on March 31, 2007, and the remainder shall vest on the successive two year anniversaries of the date of the grant, subject to Mr. Williams continued employment with the Company.
(9) Represents pro rata portion for the 8 months of Mr. William’s employment with the Company for the fiscal year ended March 31, 2007, of the annual contribution by the Company to Mr. Williams’ medical health insurance in the amount of $13,428. The Company further agreed to cover any cost increases to said medical health insurance policy.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the year ended March 31, 2006:

						Long-term compensation
					Other			All other
				Other	Restricted	Options	LTIP	Compensa-
Name & Principal		Salary	Bonus	Compen-	Stock	SARs	payouts	tion
Position	Year	$	$	sation	Awards ($)	(#)	($)	($)

Lyndon West (1)	2006	90,909	--	$12,526	--	741,292	0	0
CEO and Director

Andrew Boetius (2)	2006	90,909	--	$12,526	--	741,292	0	0
Chief Financial
Officer and Director

(1)	The Company granted 101,265 shares of Common Stock to Lyndon West as compensation expense, effective as of January 20, 2006 valued at $12,526.
(2)	The Company granted 101,264 shares of Common Stock to Andrew Boetius as compensation expense, effective as of January 20, 2006 valued at $12,526.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers and directors regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lyndon West	1,111,938	370,916	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Andrew Boetius	1,111,938	370,916	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Daniel Murphy	833,153	277,717	--	0.35	1/20/11	N/A	N/A	N/A	N/A

John Williams	250,000	250,000	--	1.42	3/20/12	N/A	N/A	N/A	N/A
	--	--	--	--	--	25,000	37,500 (1)	--	--

David Jenkins	226,032	75,344	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Michael Scrutton	150,083	75,344	--	0.35	1/20/11	N/A	N/A	N/A	N/A

(1)
Represents the dollar value of portions of Mr. Williams’ bonus received for the fiscal year ended March 31, 2007, which in its entirety converted into 37,500 shares, at a price of $1.50 per share, which have not vested to date. Per the terms of Mr. Williams’ employment contract, 37,500 shares vest in three equal installments, of which 12,500 shares vested on March 31, 2007, and the remainder shall vest on the successive two year anniversaries of the date of the grant, subject to Mr. Williams’ continuous employment with the Company. Market value of the underlying securities is based on the closing price, $1.50, of the Company’s common stock on March 30, 2007, the last trading day of 2007 fiscal year.

Directors Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Lyndon West	—	—	—	—	—	—	—
Andrew Boetius	—	—	—	—	—	—	—
Daniel Murphy	—	—	—	—	—	—	—
John Williams	—	—	—	—	—	—	—
David Jenkins	30,450 (1)	—	—	—	—	—	30,450
Michael Scrutton	34,128 (1)	—	—	—	—	—	34,128

(1)
From April 1, 2006 to October 30, 2007, Mr. Jenkins and Mr. Scrutton received compensation based on the pro rata portion of their annual salaries of $25,200 and $28,244, respectively. Effective as of November 1, 2006, their annual salaries were increased to $37,800 and $42,366, respectively. The amounts stated represent their aggregate annual compensation paid based on pro rata of the applicable annual salaries.

With the exception of Michael Scrutton and David Jenkins, we do not currently pay our directors for attending meetings of our Board of Directors, although we expect to adopt a policy for compensating directors for attending meetings of our Board of Directors in the future. Our directors, who are also our officers, receive compensation for the services rendered to us pursuant to their employment agreements entered into with either our company or Index Ltd., our wholly owned subsidiary.

Employment Agreements

Index Ltd. had initially entered into employment and non-executive agreements, with the following five directors of Index Ltd. which became effective as of January 1, 2006. Subsequently, Mr. Jenkins’ non-executive agreement was assigned and transferred from Index Ltd. to Index Oil. In connection with these agreements, Mr. West, Mr. Boetius, Mr. Murphy and Mr. Scrutton serve as directors and/or officers of Index Oil and will be compensated for the provision of services to Index Oil pursuant to the agreements entered into with Index Ltd, and Mr. Jenkins serves as a non-executive director of Index Oil and will be compensated for the provision of his services to Index Oil solely by Index Oil pursuant to his employment agreement as assigned by Index Ltd. The following are the material terms of these agreements:

•
Mr. West and Mr. Boetius. The agreements initially provided for Mr. West and Mr. Boetius to receive each an annual salary of $90,909 per year. Effective as of April 1, 2007, Mr. West’s salary was increased to $167,700 and Mr. Boetius’ salary was increased to $156,520. Mr. West’s and Mr. Boetius’ employment agreements provide for continuous employment without a set date of termination. Index Ltd. may terminate Mr. West’s or Mr. Boetius’ employment when Mr. West or Mr. Boetius respectively reach such age as Index’s Board of Directors determines as the appropriate retirement age for the senior employees of company. Mr. West and Mr. Boetius may terminate their employment with the company upon not less than 3 months notice. Additionally, Index may terminate Mr. West’s and/or Mr. Boetius’ employment agreement upon not less than 6 months notice. Pursuant to Termination of Control protection, upon termination of Mr. West’s or Mr. Boetius’ employment due to a change of control of Index, Mr. West and/or Mr. Boetius are entitled to severance pay. The severance pay is equal to four times the amount of Mr. West’s or Mr. Boetius’ compensation package, respectively, as defined in the agreements;

•
A full time Employment Agreement with Mr. Murphy. The agreement initially provided for Mr. Murphy to receive an annual salary of $75,000 per year, which effective as of April 1, 2007, was increased to $156,520. Mr. Murphy’s is employed continuously by Index Ltd. without a set date of termination; however, his employment is terminated immediately upon his death or permanent disability. Index Ltd. may also terminate Mr. Murphy’s employment upon six months notice. Mr. Murphy may terminate his employment upon 3 months notice to Index Ltd. Pursuant to his employment agreement Index Ltd. provides Mr. Murphy with Directors Liability Insurance and contributes to his Private pension plan. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Murphy to receive an amount equivalent to 4 times of annual compensation amount; and

•
A non executive director Service Agreement with Mr. Scrutton and Mr. Jenkins, whose non-executive director Service Agreement was subsequently assigned to Index Oil by Index Ltd. The Agreements initially provided for Mr. Jenkins to receive a salary of $1,050 per month which effective as of November 2006 was increased to $1,575 per month, and Mr. Scrutton to receive a salary of $1,091 per month, which effective as of November 2006 was increased to $1,765 per month. Mr. Jenkins’ and Mr. Scrutton’s employment is terminated immediately upon their death or permanent disability. Mr. Jenkins’ or Mr. Scrutton’s employment may also be terminated by Index Oil or Index Ltd., as applicable, upon three months written notice. Mr. Jenkins and Mr. Scrutton may terminate their employment upon 3 months written notice to the applicable entity. Pursuant to their employment agreements, as an alternative to serving notice, Index Oil or Index Ltd., as applicable, may, in its absolute discretion, terminate their employment without prior notice and make a payment in compensation for loss of employment equal to the salaries which they would otherwise have received during their notice period. Furthermore, the employment agreements provide for a Termination of Control Protection which entitles Mr. Jenkins and Mr. Scrutton to achieve vesting of their unvested stock options up to the date of termination.

* Certain compensation amounts are based on salaries that are to be paid in British Pounds. All 2007 British Pound denominated executive compensation amounts were translated into U.S. dollars at the 2007 fiscal year end based on March 30, 2007 exchange rate of U.S. $1.9614 = £1.

On August 29, 2006, and effective as of August 1, 2006, Index Oil entered into a full time employment agreement, with Mr. John Williams, our Executive Vice President Exploration and Production and a member of our board of directors. The material terms of Mr. Williams’ employment agreement are:

• The agreement provides for Mr. Williams to receive an annual salary of $150,000 per year, which effective as of April 1, 2007 was increased to $200,000. Mr. Williams also received a sign on bonus of 50,000 restricted shares of the Company’s common stock which fully vested in January of 2007. Mr. Williams’ base salary is subject to review annually based on performance and cost of living increases, as determined by the remuneration committee. Furthermore, Mr. Williams may be eligible for an annual bonus based on the decision of the Company’s board of directors as more fully set forth in his employment agreement.

Mr. Williams’ employment with Index shall continue for a term of one year, such that, thereafter, his employment shall be extended on an annual basis unless terminated per the terms of his employment agreement. Mr. Williams’ employment is terminated immediately upon his death or permanent disability, shall automatically terminate when Mr. Williams reaches the age of 62, and maybe further terminated by Index upon giving Mr. Williams not less than 180 days notice in writing given at any time while Mr. Williams shall have been prevented by reason of ill health or accident from performing his duties under this Agreement for a period of or periods aggregating 180 days in the preceding 365 consecutive days. Index may also terminate Mr. Williams’ employment by summary notice if Mr. Williams shall have been subject to one of the termination provisions set forth in Section 14(c) of his employment agreement (termination for cause). Index further reserved the right (at its sole and absolute discretion) to terminate Mr. Williams without cause at any time and with immediate effect by paying to Mr. Williams a payment of a sum equal to his monthly salary for the greater of the remaining portion of his then term of the employment or 180 days.

Mr. Williams may terminate his employment upon 90 days written notice to Index. Pursuant to his employment agreement, Index provides Mr. Williams with Directors and Officers Liability Insurance. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Williams to receive an amount equivalent to 4 times his annual compensation amount.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our named executive officers,

•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on May 31, 2007, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of May 31, 2007. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1) (2)	Percentage of Class
Lyndon West c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	CEO and Director	5,431,025 (4)	8.09%
Andrew Boetius c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Chief Financial Officer and Director	2,369,907 (5)	3.54%
Daniel Murphy c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Chairman of the Board and Secretary	1,271,206 (3)	1.91%

John Williams c/o Index Oil and Gas Inc. 10,000 Memorial, Ste 440 Houston, TX 77024	Common Stock	Executive Vice President Exploration and Production and Director	312,500 (9)	*
Michael Scrutton c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Director	2,711,761 (7)	4.11%
David Jenkins c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom.	Common Stock	Director	1,253,198 (6)	1.90%
Douglas Wordsworth 44 Heath Lane, Little Sutton, Ellesmere Port, Cheshire, UK CH66 NT.	Common Stock	--	3,829,433 (8)	5.82%
All Officers and Directors as a Group (6 persons)			13,349,597	19.09%

*Less then one percent.
(1) This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the stockholders for a vote.
(2) Applicable percentage ownership is based on 65,737,036 shares of Common Stock outstanding as of July 6, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of May 31, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of May 31, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes (i) warrants to purchase 66,662 shares of Common Stock of the Company exercisable at $0.14 per share and (ii) options to purchase 833,153 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(4) Includes (i) warrants to purchase 266,380 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 1,111,938 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(5) Includes (i) warrants to purchase 124,488 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 1,111,938 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(6) Includes (i) warrants to purchase 12,539 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 150,082 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(7) Includes (i) warrants to purchase 33,095 shares of Common Stock of the Company exercisable at $0.14 per share and (ii) options to purchase 226,032 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(8) Includes warrants to purchase 42,126 shares of Common Stock of the Company exercisable at $0.14 per share which are presently exercisable or exercisable within 60 days.
(9) Includes (i) options to purchase 250,000 shares of Common Stock of the Company exercisable at $1.42 per share, which are presently exercisable or exercisable within 60 days, and (iii) 62,500 shares of Common Stock granted as executive bonus compensation.

2006 Incentive Stock Option Plan

On March 14, 2006, and effective as of January 20, 2006, the Company adopted the 2006 Incentive Stock Option Plan (the “Plan”) providing for the issuance of up to 5,225,000 shares of Common Stock underlying the incentive stock options and 759,448 shares of Common Stock reserved for a specific performance bonus award program, to be awarded to the Company’s and/or its subsidiaries’ officers, directors, employees and consultants. Pursuant to the Plan, (i) during the 2006 fiscal year the Company granted options to purchase an aggregate of 4,577,526 shares of the Company’s Common Stock exercisable at $0.35 per share to the newly appointed directors and officers that held options to purchase ordinary shares of Index Ltd. prior to the completion of the Acquisition, as well as to the newly appointed directors and officers of the Company, and (ii) during the 2007 fiscal year, the Company granted options to purchase 500,000 shares of the Company’s Common Stock exercisable at $1.42 per share to John Williams.

The principal terms and conditions of the stock options granted under the Plan are that vesting of the options granted occurs in three stages (unless otherwise agreed to by the board of directors): (1) 50% on the date of the grant; (2) 25% on the first anniversary of the grant date; and (3) 25% on the second anniversary of the grant date. The stock options granted under the Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised stock options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or (5) 12 months after the retirement of the options holder from a position with Index Oil.

Of the options to purchase an aggregate of 5,077,526 shares of Common Stock that were granted under the Plan, the following stock options have been granted to directors and/or officers of the Company:

Lyndon West	1,482,584 options
Andrew Boetius	1,482,584 options
Daniel Murphy	1,110,871 options
John Williams	500,000 options
David Jenkins	200,112 options
Michael Scrutton	301,375 options

Stock Grants

Effective as of January 20, 2006, the Company granted bonus awards, in the form of shares of common stock of the Company as follows: 101,265 to Mr. Lyndon West and 101,264 to each of Messrs. Andrew Boetius and David Jenkins, in consideration of Index Ltd. reaching certain performance objectives. On March 31, 2007, the Company granted bonus awards, in the form of 37,500 shares of common stock of the Company to John Williams in consideration of the Company reaching certain performance objectives.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

During the Company’s fiscal year ended March 31, 2007, Mr. John Williams, the Company’s Executive Vice President Exploration and Production and a director, in addition to his base salary, received a restricted bonus stock award of 50,000 shares of the Company’s Common Stock. Total compensation expense of $60,000 was recorded on the award at the market price of $1.20 per share, the market price at the date of the grant.

Additionally, Mr. Williams was awarded a performance bonus of 37,500 shares of restricted common stock per the terms of his bonus program included in his employment agreement. The shares vest 1/3 at the date of the grant, March 31, 2007, with the remaining shares vesting in equal increments on the next two successive anniversary dates of the bonus award. The shares were valued at $1.50 per share of the date of the first vesting award or March 31, 2007 for total compensation expense of $18,750. Performance bonuses for other officers and directors were accrued at March 31, 2007 and totaled $210,851.

Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Parents

None.

Promoters and control persons

None.

Board Determination of Independence

Our board of directors has determined that Dr. Michael Scrutton is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

Item 13. Exhibits

(a) Financial Statements

Consolidated Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(b) Exhibits

Exhibit Number	Description
3(i)1	Articles of Incorporation of Index Oil & Gas, Inc. (4)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), filed with the Secretary of the State of Nevada on November 28, 2005, changing the name of the Company from Thai One On Inc. to Index Oil & Gas, Inc., and increasing the number of authorized shares from 25,000,000 to 75,000,000. (1)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), filed with the Secretary of the State of Nevada on September 21, 2006, increasing the number of authorized shares from 75,000,000 to 500,000,000, and creating a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock. (7)

3(ii)	By-laws of Index Oil and Gas Inc. (4)

5.1	Legality Opinion of Sichenzia Ross Friedman Ference LLP. *

10.1	Acquisition Agreement between Index Oil and Gas, Inc., certain stockholders of Index Oil & Gas Ltd., and Briner Group Inc. dated January 20, 2006. (1)

10.2	Form of Share Exchange Agreement entered into by and between Index Oil & Gas, Inc. and certain Index Oil & Gas Ltd. stockholders. (1)

10.3+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Lyndon West, dated January 20, 2006. (1)

10.4+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Andrew Boetius, dated January 20, 2006. (1)

10.5+	Employment Agreement entered into by and between Index Oil & Gas Ltd. and Daniel Murphy, dated January 20, 2006. (1)

10.6+	Letter Agreement entered into by and between Index Oil & Gas Ltd. and David Jenkins, dated January 20, 2006. (1)

10.7+	Letter Agreement entered into by and between Index Oil & Gas Ltd. and Michael Scrutton, dated January 20, 2006. (1)

10.8+	Employment Agreement entered into by and between Index Oil and Gas Inc. and John G. Williams, dated August 31, 2006. (5)

10.9	Form of Subscription Agreement dated as of January 20, 2006. (1)

10.10	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (6)

10.11	Form of Registration Rights Agreement dated as of August 29, 2006. (6)

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil and Gas, Inc. adopted by the Company’s Board of Directors on March 31, 2006. (3)

21.1	List of subsidiaries of the Company. *

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

* Filed Herewith
+ Compensatory plan or arrangement
(1) Incorporated by reference to the Company’s Amended Current Report filed on Form 8-K/A with the SEC on March 15, 2006.
(2) Incorporated by reference to the Company’s Annual Report filed on Form 10-K with the SEC on March July 17, 2006.
(3) Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB with the SEC on March April 10, 2006.
(4) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on May 24, 2004.
(5) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 8, 2006.
(6) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 11, 2006.
(7) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 28, 2006.
(8) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on October 11, 2006.

Item 14. Principal Accounting Fees and Services

Audit Fees

We incurred the following fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-Q and financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings: approximately $222,000 and $52,500 for the fiscal years ended March 31, 2007 and March 31, 2006, respectively.

Audit-Related Fees

We incurred no fees for the period from March 31, 2005 to March 31, 2007 for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees”.

Tax Fees

We incurred approximately $200 in tax fees for the period ended March 31, 2006 and $15,000 in tax fees during fiscal year ended March 31, 2007, for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

We incurred approximately $17,000 in fees for other professional services related to our Registration Statement that we filed with the SEC on Form SB-2 rendered by our principal accountants during the fiscal years ended March 31, 2007. We did not incur any fees for other professional services rendered by our principal accountants during the fiscal year ended March 31, 2006.

Audit Committee Pre-Approval Policies and Procedures

As of the fiscal year ended March 31, 2007, the Company has not formed an Audit Committee nor has it appointed any members of its board of directors to such committee. It is expected, that the Company’s Audit Committee will be formed and will hold its first meeting sometime in the fiscal year of 2008. Prior to the initial meeting of the Audit Committee, the fees for audit services were approved by the majority of our board of directors and the majority of our board of directors reviewed, discussed and approved the financials statements filed on Forms 10-QSB and 10-KSB.  At our first Audit Committee meeting the board of directors expects to establish a policy to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval periods will be provided for these services as determined by the board of directors. The Company’s board of directors expects to require the independent auditor and management to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. It is further expected, that the chair of the Audit Committee will also be authorized, pursuant to delegated authority, to pre-approve services on a case-by-case basis, and that such approvals will be communicated to the full Audit Committee at its next meetings.  The Company believes that RBSM LLP’s, formerly Russell Bedford Stefanou Mirchandani LLP, services and Esther Yap & Co.’s services under the category “All Other Fees” were compatible with RBSM LLP and Esther Yap & Co. maintaining its independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS, INC.

Date: June 22, 2007	By:	/s/ Lyndon West
Lyndon West
President and Chief Executive Officer

INDEX OIL AND GAS, INC.

Date: June 22, 2007	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer, acting Principal Accounting Officer and acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Murphy		June 22, 2007
Daniel Murphy	Chairman of the Board

/s/ Lyndon West	Chief Executive Officer and Director	June 22, 2007
Lyndon West

/s/ Andrew Boetius	Chief Financial Officer, acting	June 22, 2007
Andrew Boetius	Principal Accounting Officer,
acting Principal Financial Officer
and Director

/s/ John Williams	Executive Vice President	June 22, 2007
John Williams	Exploration and Production and Director

/s/	Director	June 22, 2007
David Jenkins

/s/	Director	June 22, 2007
Michael Scrutton