Form 10-Q
period 2007-06-30
Index Oil & Gas Inc.
filed 2007-08-14
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

Commission file number 000-51430

INDEX OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0815369 (I.R.S. Employer Identification No.)

10000 Memorial Drive, Suite 440 Houston, Texas 77024 (Address of principal executive offices)

(713) 683-0800
(Registrant’s telephone number, including area code)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.  Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 9, 2006, there were outstanding 65,803,698 shares of Common Stock.

Item 1. Financial Statements:

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2007 (unaudited)	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$8,589,293	$10,141,125
Trade receivables (Note 2)	100,652	80,342
Other receivables	10,202	6,688
Other current assets	48,290	72,936
Total Current Assets	8,748,437	10,301,091

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 3, 6, 12 and 13)	6,110,334	4,866,050
Property and Equipment, net of accumulated depreciation (Notes 2 and 3)	11,740	12,493
Total Oil & Properties and Property and Equipment	6,122,074	4,878,543

Total Assets	$14,870,511	$15,179,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$840,129	$814,449
Bank loan (Notes 5 and 11)	-	-
Other current liability (Note 11)	-	-
Total Current Liabilities	840,129	814,449

Long-Term Liabilities:
Asset Retirement Obligation (Notes 2 and 6)	41,552	41,552
Total Liabilities	881,681	856,001

Commitments and Contingencies (Note 7)	-	-

Stockholders Equity: (Notes 5, 7, 8, and 9)
Common stock, par value $0.001, 500 million shares authorized , 65,803,698 and 65,737,036 issued and outstanding at June 30, 2007 and March 31, 2007, respectively (see Note 8)	65,804	65,737
Additional paid in capital	19,149,824	19,043,734
Accumulated deficit	(5,238,075)	(4,801,237)
Other comprehensive income (Notes 2 and 4)	11,278	15,399
Total Stockholders' Equity	13,988,831	14,323,633

Total Liabilities and Stockholders' Equity	$14,870,511	$15,179,634

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Revenue: (Note 12)
Oil sales	$151,373	$70,457

Operating Expenses:
Operating costs	34,249	23,916
Depreciation and amortization (Notes 2 and 3)	73,401	21,548
General and administrative expenses (Note 2)	569,876	387,999
Total Operating Expenses	677,526	433,463

Loss from Operations	(526,153)	(363,006)

Other Income (Expense):
Interest income	89,316	43,605
Total Other Income (Expense)	89,316	43,605

Loss before Income Taxes	(436,837)	(319,401)

Income Taxes Benefit	-	-

Net Loss	$(436,837)	$(319,401)

Loss per share (Note 10):
Basic and assuming dilution	$(0.01)	$(0.01)
Weighted average shares outstanding (Note 10):
Basic and assuming dilution	65,739,234	54,544,345

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net loss	$(436,837)	$(319,401)
Adjustments to reconcile net loss to net cash (Used In) operating activities:
Non cash stock based compensation cost	96,823	170,331
Depreciation and amortization	73,400	21,548
(Increase) decrease in receivables	993	(27,160)
Increase (decrease) in accounts payable and accrued expenses	25,322	(254,083)
Net Cash (Used In) Operating Activities	(240,299)	(408,765)

Cash Flows From Investing Activities:
Payments for oil and gas properties and property and equipment	(1,316,932)	(170,155)
Net Cash (Used In) Investing Activities	(1,316,932)	(170,155)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	9,333	-
Repayment of bank term debt	-	(51,797)
Net Cash Provided by (Used In) Financing Activities	9,333	(51,797)

Effect of exchange rate changes on cash and cash equivalents	(3,934)	8,539

Net (Decrease) in Cash and Cash Equivalents	(1,551,832)	(622,178)

Cash and cash equivalents at beginning of period	$10,141,125	$5,536,006
Cash and cash equivalents at the end of period	$8,589,293	$4,913,828

Supplemental Disclosures of Cash Flow Information:
Cash (received) during the period for interest	$(89,316)	$(43,605)
Cash paid during the period for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non cash stock based compensation cost	$96,823	$170,331

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

Index Oil and Gas, Inc. (“Index Inc.”, “the Company”) is the parent company with four group subsidiaries: Index Oil & Gas Ltd. comprises a United Kingdom holding company, which provides management services to the Company, and United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

Operations

The Company’s initial exploration project is located in Kansas, and is a very low risk, low cost, low working interest, and limited upside project and which is not expected to be a significant contributor to future growth.   Seven wells were drilled in Kansas during the fiscal year 2007.  Five wells were successful and became oil producers.   They are Witt 1-14 (carry-in from Fiscal Year 2006), Rogers Unit 1-1, Schartz 1-18, Hay Witt Unit 1-11, and Hayden 1-14.   Two wells were unsuccessful.  They are Pan-John Unit 1-11 and Hull-Witt Unit 1-11. Our working interest (“(WI”) in the Kansas wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County and the net revenue interest (“NRI”) is either 4.155% or 2.64%, respectively.

The Company has made progress with its onshore drilling program in Texas and Louisiana with the Walker 1 discovery well (WI 12.5%, NRI 9.36%) drilled in Louisiana in Fiscal Year 2006 and which began producing in August 2006 and its interest in Vieman 1 (19.5% WI, 14.56%) in Brazoria County Texas which began production in February 2007.  The Hawkins 1 well (WI 12.5%, NRI 10.01%), also in Texas, but in Matagorda County, is now estimated to begin production into the local pipeline grid during the third quarter of calendar year 2007.  The Ruse and Dark wells, also in Matagorda County, were dry holes.

The Company also drilled two successful wells in south Texas. The Serrano well, renamed Friedrich Gas Unit 1 (WI 37.5%, NRI 28.125%) , in Victoria County, found 13 feet of net gas pay and produced with average gross daily production in May and June 2007 of approximately 280 MCF (47 BOE). The Habanero well, renamed Schroeder Gas Unit 1 (WI 37.5%, NRI 28.125%), in Goliad County, found 10 feet of net gas pay with initial daily production expected at 197 MCF of gas (33 BOE) per day.  The Schroeder Gas Unit 1 is awaiting hook-up to the local pipeline grid, currently estimated for third quarter of calendar year 2007.

The Ilse 1 well (WI 10% Before Project Payout and WI 8% After Project Payout, NRI 6%), the first well to be drilled in the New Taiton Project in Wharton County, Texas, has been drilled to total depth of approximately 17,000 feet and logged. Analysis of the logs revealed two zones of interest in the Wilcox C and Wilcox A, respectively. The lowest zone, the Wilcox C, has been perforated and stimulated by a “frac” process. Gas flow from the formation to surface has not been achieved. The preliminary decision is that this interval will not be productive and will not have any proved reserves.  The well is currently suspended, while a decision making process is currently underway within the joint venture as to whether to perform work to attempt to achieve gas flows from the upper zone of interest, the Wilcox A.  As part of this decision making process, joint venture participants are awaiting a formal analysis and recommendation from the operator.  Since July 26, 2007, the Company, as a joint interest owner, has been served with two Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of the Ilse property.  The gross amount of the claims is $92,930, with our 10% working interest share being $9,293.   The Company, along with other joint interest participants, is in the data gathering stage and is assessing the implications and magnitude of these Notices and the potential financial impact to the Company.  The Company was billed for these services by the operator on their June 2007 operating statement and these costs have been accrued in our condensed consolidated financial statements as costs related to the Ilse well.  It is the Company’s position that no other contingency accrual is currently required.

Capital costs associated with the Ilse 1 well have been held outside the full cost pool, because a determination as to whether the well has found proved reserves has not been completed. At the future point when a determination is made, the costs associated with Ilse 1 will be included in the full cost pool. To the extent that Ilse 1 does not find any proved reserves, ignoring all other unrelated factors, this will lead to higher unit depletion charges in future periods and makes it highly likely Index will suffer a ceiling test impairment charge. Index is carrying approximately $1.2mm of costs at June 30, 2007 related to the Ilse 1 well.

The George Cason 1 well (18% WI, NRI 13.77%), drilled on the Fern Lake prospect in Nacogdoches County, Texas, spudded on June 22, 2007 and reached a total depth of 11,147 feet on July 14, 2007. Following logging operations to obtain down hole data, a decision was made to complete and test two intervals.  The first flow test is planned to occur in August 2007.  This is the first well resulting from the agreements executed with Advanced Drilling Concepts Petroleum, L.P to reprocess seismic data and develop prospects to drill in up to four areas in Texas, Mississippi, and Alabama.

In December 2006, the Company announced that it has signed an exploration agreement to participate at 15% WI, subsequently increased to 20%, in the  Supple Jack Creek lease area (formerly described as West). The first well, as yet unnamed, will target gas in the Edwards Limestone in Lavaca County, Texas. The proposed total depth of the first well is approximately 14,700 feet. The company announced in January 23, 2007 that it had increased its WI in the first well to 20% (NRI 14.71%). The well is planned to spud during the second half of calendar year 2007.

In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index has an initial 15% WI in the prospect, which will reduce to 13.5% after prospect payout.  The Shadyside 1 well (NRI 9.52%)  has a planned total depth of approximately 16,500 feet and commenced drilling in July 2007.

In June 2007, the Company announced that it had entered into Participation and Joint Operating Agreements for the drilling of the Cow Trap project ("Cow Trap") to be located in Brazoria County, Texas. The Cow Trap well, named Ducroz 1 (WI 7.5%, NRI 5.25%), targets gas in stacked Miocene objectives at depths ranging from 4,900 feet to 6,400 feet. The well has a planned total depth of approximately 6,800 feet. Ducroz 1 is to be drilled into a gas-bearing four-way dip structure defined by 2D seismic and offset well data. Two down-dip wells drilled into the same structure have produced 24.4 BCF of gas from stacked Miocene reservoirs (13.1 BCF and 11.3 BCF, respectively). This equates to approximately 4.1 million barrels of oil equivalent gross. The Cow Trap structure has Proved Undeveloped Reserves ("PUDs") estimated by a third party at 4.1 BCF gross, equating to 0.213 BCF at Index's NRI. Ducroz 1 is expected to be spudded during the second half of 2007.

The Company announced in April 2007 that it has signed a Participation Agreement to explore for gas in the West Wharton prospect. This project could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas. Index has a 12.5% working interest in the project that will reduce to 9.38% after prospect payout. The first well, Outlar 1 (NRI 6.99%), is planned to spud during the third calendar quarter of 2007 and has a planned total depth of around 12,000 feet.

In July 2007 the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5% WI and 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well is planned to spud in late calendar year 2007 or early 2008.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2007 and March 31, 2007 and for the three months ended June 30, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore, Index Inc. and Index Limited, after eliminating all significant intercompany accounts and transactions. Results of operations are included from the date of incorporation. For the reverse merger between the Company and Index Ltd. at January 20, 2006 the stockholder’s equity section and earnings per share in the Condensed Consolidated balance sheet at June 30, 2006 were restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.  Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2007 classifications.  These reclassifications have no impact on net income.

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
JUNE 30, 2007
(unaudited)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts was $0 at June 30, 2007 and March 31, 2007.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at June 30, 2007 and 2006. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at June 30, 2007 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three months ended June 30, 2007 and 2006. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. No ceiling test write-down was recorded for the three months ended June 30, 2007 and 2006. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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
JUNE 30, 2007
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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive gain /(loss) in the equity section of the balance sheet, with a total of $11,278 and $15,399 at June 30, and March 31, 2007, respectively, and foreign currency transaction gains/(losses) are included in the statement of operations

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS-123R”). This statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006 and to the unvested portion of all awards granted prior to that date. The Company adopted this statement using the modified version of the prospective application (modified prospective application). Under the modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original fair market value of those awards on the date of grant as calculated for recognition under SFAS 123. The compensation cost for these earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS 123. The impact of adoption of SFAS-123R decreased income from operations and income before income taxes and net income by $170,331 for the three months ended June 30, 2006 and there was no impact on the Condensed Consolidated Statement of Cash Flows. The effect on net income per share for basic and diluted is $0.01. See Note 9 of the notes to the Condensed Consolidated Financial Statements for additional disclosure.

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

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this new standard, effective April 1, 2007, with no impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at June 30, 2007 and March 31, 2007, respectively.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”(“SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments.  The Company adopted this new standard effective April 1, 2007, with no impact the Company’s Condensed Consolidated financial position or results of operations As the Company does not have an derivative or hedging instruments.

Income Taxes. In June 2006, the FASB issued FASB Interpretation No 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the new standard effective April 1, 2007 with no material impact on the Company’s consolidated financial position or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted the new pronouncement effective April 1, 2007 with no impact Company’s consolidated financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at June 30, 2007 and March 31, 2007 consist of the following:

	June 30, 2007	March 31, 2007
Proved properties	$3,781,782	$3,254,211
Unevaluated and unproved properties	2,717,136	1,927,776
Gross oil and gas properties-onshore	6,498,918	5,181,987
Less: accumulated depletion	(388,584)	(315,937)
Net oil and gas properties-onshore	$6,110,334	$4,866,050

Included in the Company's oil and gas properties are asset retirement obligations of $41,552 as of June 30, 2007 and March 31, 2007, respectively.

Depletion expense was $72,684 and $21,385 or $25.75 and $19.04 per barrel of production for the three months ended June 30, 2007 and 2006, respectively.

At June 30, 2007 and March 31, 2007, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	June 30, 2007	March 31, 2007
Not subject to depletion-onshore:
Exploration costs	$2,150,683	$1,669,478
Cost of undeveloped acreage	566,452	258,298
Total not subject to depletion	$2,717,136	$1,927,776

It is anticipated that the cost of undeveloped acreage of $0.6 million and exploration costs of $2.2 million will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed. Included in exploration cost and undeveloped acreage costs at June 30, 2007 are approximately: $1.2 million related to the Ilse 1 well that has been drilled, but not tested or completed (see Note 1), $0.3 million related to undeveloped leasehold for the Supple Jack Creek project area, $0.3 million related to the ADC exploration agreements, $0.4 million related to the George Cason well, $1.0 million related to the West Wharton prospect and $0.2 million related to the Shadyside well.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Acquisitions and Dispositions

In the 3 months to June 30, 2007 the Company acquired the following oil and gas property interests, under agreements to participate in:

The Shadyside prospect, located in St. Mary Parish, Louisiana. Index has an initial 15% WI in the prospect, which will reduce to 13.5% after prospect payout.  The Shadyside 1 well (NRI 9.52%) has a planned total depth of approximately 16,500 feet and commenced drilling in July 2007.

The Cow Trap project ("Cow Trap") to be located in Brazoria County, Texas. The Cow Trap well, named Ducroz 1 (WI 7.5%, NRI 5.25%), targets gas in stacked Miocene objectives at depths ranging from 4,900 feet to 6,400 feet. The well has a planned total depth of approximately 6,800 feet. Ducroz 1 is to be drilled into a gas-bearing four-way dip structure defined by 2D seismic and offset well data. Two down-dip wells drilled into the same structure have produced 24.4 BCF of gas from stacked Miocene reservoirs (13.1 BCF and 11.3 BCF, respectively). This equates to approximately 4.1 million barrels of oil equivalent gross. The Cow Trap structure has Proved Undeveloped Reserves ("PUDs") estimated by a third party at 4.1 BCF gross, equating to 0.213 BCF at Index's NRI. Ducroz 1 is expected to be spudded during the second half of 2007.

The West Wharton prospect. This project could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas. Index has a 12.5% working interest in the project that will reduce to 9.38% after prospect payout. The first well, Outlar 1 (NRI 6.99%), is planned to spud during the third calendar quarter of 2007 and has a planned total depth of around 12,000 feet.

Subsequent to June 30, 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5% working interest and 3.5% Net Revenue Interest ("NRI") in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas ("Alligator Bayou").  Alligator Bayou is the largest prospect the Company has signed to date and covers up to several thousand acres. The first well is planned to spud in approximately six to nine months.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at June 30, 2007 and March 31, 2007 were as follows:

	June 30, 2007	March 31, 2007
Computer costs, including foreign translation adjustment	$24,060	$23,858
Less: accumulated depreciation	(12,320)	(11,365)
Total other property and equipment	$11,740	$12,493

Depreciation expenses from continuing operations amounted to $753 and $163 for the three months ended June 30, 2007 and 2006, respectively. There was no interest capitalized in property, plant and equipment at June 30, 2007 and 2006.

NOTE 4 - COMPREHESIVE LOSS

For the three months ended June 30, 2007 and 2006, comprehensive income (loss) consisted of the amounts listed below.

	For the Three Months Ended June 30,
	2007	2006
Net loss	$(436,837)	$(319,401)
Foreign currency translation gain / (loss)	(4,121)	1,876
Comprehensive Loss	$(440,958)	$(317,525)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 5 - NOTES PAYABLE

Index Ltd. had incurred debt and raised capital through a series of rounds of fundraising from inception through June 30, 2006. The entire Index Ltd. convertible debt stockholder funding has been converted to common stock at par and additional paid in capital. After all conversion of stock, notes payable at June 30, 2007 and March 31, 2007 were $0.There was no debt issue cost incurred during the three months ended June 30, 2007 and 2006 and no debt issue amortization expense in the three months ended June 30, 2007 and 2006.  There was no unamortized debt issue cost at June 30, 2007 and March 31, 2007. There were no outstanding bank loans at June 30, 2007 and March 31, 2007. A bank loan was repaid during the three months ended June 30, 2006.

NOTE 6 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s Asset Retirement Obligation (“ARO”) during the three months ended June 30, 2007 is as follows:

For the Three Months Ended June 30, 2007
ARO as of beginning of period	$41,552
Liabilities incurred during period	-
Liabilities settled during period	-
Accretion expense	-
Balance of ARO as of end of period	$41,552

Of the total ARO, $41,552 is classified as a long-term liability at June 30, 2007. For each of the three months ended June 30, 2007 and 2006, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

 The Company has various commitments to oil and gas exploration and production capital expenditures with ongoing expenditures on the Kansas properties, and expenditures and commitments relating to wells in Texas and Louisiana arising out of the normal course of business.

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

Stockholder Matters

There were no stockholder matters during the quarter ended June 30, 2007.

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

Since July 26, 2007, the Company, as a joint interest owner, has been served with two Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of the Ilse 1 property.  The gross amount of the claims is $92,930 with our 10% working interest share before project payout being $9,293.  The Company, along with other joint interest participants, is in the data gathering stage and is assessing the implications and magnitude of these Notices and the potential financial impact to the Company.  The Company was billed for these services by the operator on their June 2007 operating statement and these costs have been accrued in our condensed consolidated financial statements as costs related to the Ilse well.  It is the Company’s position that no other contingency accrual is currently required.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 8 - CAPITAL STOCK

During the quarter ended June 30, 2007:

Balance at March 31, 2007	65,737,036
Issuance of stock upon exercise of warrants	66,662
Total	65,803,698

In June 2007, a total of 66,662 warrants were exercised at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued to a director.

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006, effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. has allowed for the issuance of options to purchase 5,077,526 shares of Common Stock. Total compensation expense recorded for the issuance of these options in the first quarter of fiscal 2008 was $96,823.

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

INDEX OIL AND GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

The remaining compensation expense associated with total unvested awards as of June 30, 2007 was approximately $253,000, and will be recognized over the remaining weighted average vesting period. $96,823 and $170,331 was recorded as compensation expense for the three months ended June 30, 2007 and 2006, respectively.

Effective January 1, 2006, the Company began accounting for stock-based compensation under SFAS-123R, whereby the Company records compensation expense based on the fair value of awards described below. The Company did not issue any stock options during the three months ended June 30, 2007 and 2006 and therefore had no compensation expense for these periods for new option issuances.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at June 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2007	5,077,526	$0.46
Granted
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	5,077,526	$0.46

The Company has assumed an annual forfeiture rate of 0 % for the awards granted based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	4,577,526	3.56	$ 0.35	3,433,145	$0.35
$1.42	500,000	4.72	$1.42	250,000	$1.42
	5,077,526		$0.46	3,683,145	$0.42

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS\
JUNE 30, 2007
unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2007	968,083	$0.13
Granted	-	-
Exchanged	-	-
Exercised	(66,662)	(0.14	)-
Canceled or expired	-	-
Outstanding and Exercisable at June 30, 2007	901,421	$0.13

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	138,655	3.25	$0.07	138,655	$0.07
$0.14	143,037	3.25	$0.14	143,037	$0.14
$0.14	253,961	3.25	$0.14	253,961	$0.14
$0.14	339,033	3.25	$0.14	339,033	$0.14
$0.14	26,735	3.25	$0.14	26,735	$0.14
	901,421	3.25	$0.13	901,421	$0.13

In June 2007, a total of 66,662 warrants were exercised at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued to a director.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the periods ended June 30, 2007 and 2006, excluded from diluted earnings per share are 901,421 and 1,092,676, respectively of warrants to acquire common stock. As of both June 30, 2007 and 2006, there are 4,577,526 of options to acquire the Company’s common stock that were excluded from the computation of diluted earnings per share, and which excluded 500,000 of out of the money options at June 30, 2007. As of March 31, 2007, 25,000 shares yet to vest under a performance bonus award have been excluded from the computation of diluted earnings per share.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	For The Three Months Ended June 30,
	2007	2006
Shares—basic	65,739,234	54,544,345
Dilution effect of stock option and awards at end of period	-	-
Shares—diluted	65,739,234	54,544,345
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,503,947	5,670,202

NOTE 11 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, the Company repaid various directors $1,007 for the refund of payroll taxes.

During the three months ended June 30, 2006, the Company repaid a bank loan Lyndon West and Michael Scrutton, jointly and severally, guaranteed this bank loan.

NOTE 12 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended June 30, 2007 and as of June 30, 2007, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and oil and gas property information below is based on physical location of the assets at the end of each period.

	June 30, 2007
	Total Oil & Gas Revenue	Total Oil and Gas Assets (1)
Kansas	$40,974	$787,431
Louisiana	66,727	452,313
Texas	43,672	5,346,722
Total	$151,373	$6,586,466

(1)
Total oil and gas property assets at June 30, 2007 are reported gross. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization and impairment is not allocated to properties.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 13 - SUBSEQUENT EVENTS

In July 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5% working interest and 3.5% Net Revenue Interest ("NRI") in the Alligator Bayou exploration prospect. located beneath onshore portions of Brazoria and Matagorda Counties, Texas.

The Shadyside 1 well commenced drilling in July 2007.

Since July 26, 2007, the Company, as a joint interest owner, has been served with two Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of our Ilse 1 property. See Notes 1 and 7 for more information.

On August 13, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007, and that he was also resigning from his position as a member of the board of directors of the Company effective immediately. Pursuant to the terms of Mr. Williams’ Employment Agreement entered into with the Company, dated August 29, 2006 (the “Agreement”), which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2006, Mr. Williams complied with the terms of the Agreement by giving the Company proper notice of his resignation. Mr. Williams will continue to serve as Executive Vice President Exploration and Production until November 1, 2007. The Company’s Board of Directors has no immediate plans to appoint a replacement director to fill the vacancy created.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our Annual Report filed on Form 10-KSB for the year ended June 30, 2007 filed with the SEC on June 22, 2007, which are hereby incorporated by reference.

Overview

Index Oil & Gas, Inc. (“Index” or the “Company”) is an independent oil and gas company engaged in the acquisition, exploration, appraisal, development and production of oil and gas properties located in North America. The Company includes a United Kingdom company, which provides management services and United States operating subsidiaries, which are engaged in oil and gas activities, primarily in Kansas and the Gulf Coast of Texas and Louisiana. The Company has increased our proved reserves and production principally through property acquisitions in conjunction with an active drilling program. The Company does not currently operate any of its properties and sells its current oil production to domestic crude oil purchasers.

The following are key elements of our strategy:

 • we intend to focus our short and medium term efforts on known petroleum basins within the U.S. and initially which are proximal to our current ongoing projects in the onshore part of the Gulf of Mexico basin;

 • our short to mid term objective is to develop our oil and gas reserves to a point where the cash flow will contribute not only to our overhead and later, to contribute to its capital requirements for investing in new and additional projects. We believe we can achieve this objective by utilizing a risk managed approach of investing in a portfolio of drilling opportunities. By combining a number of key metrics, our management is able to select and invest in the very best prospects on offer. We have adjusted our business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on drilling that has the potential to deliver exponential growth. Index also protects itself and its investors by limiting any single prospect investment to a small percentage of the overall funding that the company has at its disposal.

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

At March 31, 2007, our estimated total proved oil and gas reserves were approximately 114.578 Mboe, consisting of 24.333 thousand barrels of oil (MBbls) and 541.470 million cubic feet (MMcf) of natural gas. Approximately 99% of our proved reserves were classified as proved developed and proved behind pipe. We focus on maintaining a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix can provide a diversified cash flow foundation to fund our development and exploration drilling program.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We had a net loss of $436,837 for the three months ended June 30, 2007 compared to a net loss of $319,401 for the three months ended June 30, 2006, primarily resulting from an increase in depletion costs related to increased production and increased other general and administrative costs and other operating expenses arising from increased public company costs, including salaries and benefits, advisory costs and rent expense. This increased cost was offset by a decrease in stock compensation costs for historic grants, as a result of the passing of further vesting points, and an increase in interest income related to investment of funds from historic fund raisings. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)

Oil sales	$151,373	$70,457	$80,916
Production expenses:
Lease operating	22,279	21,236	1,043
Taxes other than income	11,970	2,680	9,290
General and administrative:
General and administrative	473,053	217,668	255,385
Stock-based compensation	96,823	170,331	(73,508)
Depletion — Full cost	72,648	21,385	51,263
Depreciation — Other	753	163	590
Impairment	-	-	-
Interest expense (income) and other	(89,316)	(43,605)	(45,711)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(436,837)	$(319,401)	$(117,436)

Production:
Natural Gas — Mcf	8,800	-	8,800
Crude Oil — Mbbl	1,354	1.123	0.231
Equivalent — Mboe	2.821	1.123	1.698

Average price per unit :
Gas price per Mcf	$7.27	$-	$7.27
Oil price per Bbl	$64.55	$62.74	$1.81
Equivalent per Boe	$53.66	$62.74	$(9.08)

Average cost per Boe:
Production expenses:
Lease operating	$7.90	$18.91	$(11.01)
Taxes other than income	$4.24	$2.39	$1.85
General and administrative expense:
General and administrative	$167.69	$193.83	$(26.14)
Stock-based compensation	$34.32	$151.67	$(117.35)
Depletion expense	$25.75	$19.04	$6.71

For the three months ended June 30, 2007, oil and gas sales increased $80,916, from the same period in 2006, to $151,373. The increase for the three months ended June 30, 2007 was primarily due to the increase in volumes of 1.7 MBoe from 1.1 MBoe to 2.8 MBoe or approximately $91,000. The increase in volumes of 1.7 MBoe is primarily due to increased volumes from Walker of 1.0 MBoe and Vieman of 0.3 MBoe and the Friedrich of 0.8 MBOE offset by lower Kansas well production. The Walker, Vieman and Friedrich wells produced natural gas volumes of 2.232 MMcf, 1.810 MMcf and 4.757 MMcf, respectively. The Walker well also produced 0.7 Mbbl with the remaining oil production primarily from the Kansas Seward County wells and a small amount from Vieman.  Additionally, revenue decreased approximately $10,000 due to a dip in commodity prices as our average price per barrel decreased $9.08, or 14.0%, in 2007 to $53.66 per Bbl from $62.74 per Bbl in 2006. This is due to a higher proportion of gas in the production volume mix.

Lease operating expenses increased $1,043 for the three months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily due to production from the Walker, Vieman and Friedrich wells that have come on production, together with four recent new wells that came on production in our Kansas properties. On a per unit basis, lease operating expenses decreased almost 60% from $18.91 per Boe in 2006 to $7.90 per Bbl in 2007 due to an increase in production volumes.

Taxes other than income increased $9,290 for the three months ended June 30, 2007 as compared to the same period in 2006 due to higher oil and gas revenues and a change in the mix and location of production and on a per unit basis increased $1.85 per Boe to $4.24 per Boe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation for the three months ended June 30, 2007 increased $255,386 to $473,053 compared to the same period in 2006 primarily due to increased management costs from the growth in operations of the Company. In addition there were increased costs of being a public company. Salaries, benefits and business expenses for employees/directors increased approximately $141,000. SEC filing fees, investor relations costs and other professional fees increased approximately $90,000. Rent expense increased approximately $20,000, which included costs for corporate housing.

Stock-based compensation expense was approximately $97,000 for the three months ended June 30, 2007, compared to approximately $170,000 for stock-based compensation in the same period of 2006. This is primarily due to a larger stock-based award in 2006 granted to all officers and directors, at the effective date of the reverse merger with Index Ltd., which is now 75% vested, offset by a smaller award of stock to a new officer which also vested at 50% in 2007.  During the three months ended June 30, 2007 and 2006, the Company did not grant any stock options and warrants.

Depletion expense increased $51,263 from the same period in 2006 to $72,648 for the three months ended June 30, 2007. This increase is primarily due to production from the Walker, Vieman and Friedrich wells, together with four recent new wells on our Kansas properties that came on production in fiscal 2007. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining proved reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased from $19.04 to $25.75 per Bbl.

Interest income and other increased $45,711 for the three months ended June 30, 2007 compared to the same period 2006. This increase is due to interest income earned on historic equity fund raisings.

There was no provision for income taxes for the fiscal three months ended 2007 and 2006 due to a 100% valuation allowance recorded for the three months ended June 30, 2007 and 2006, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2007 and 2006 we used cash for operating purposes and invested in oil and gas properties. In 2006 we repaid a bank loan. Operating revenue fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. See below for additional discussion and analysis of cash flow.

	Three Months Ended June 30,
	2007	2006
Cash flows (used in) provided by operating activities	$(240,299)	$(408,765)
Cash flows used in investing activities	(1,316,932)	(170,155)
Cash flows provided by (used in) financing activities	9,333	(51,797)
Effect of exchange rate changes	(3,934)	8,539

Net increase (decrease) in cash and cash equivalents	$(1,551,832)	$(622,178)

Operating Activities

Net cash outflow from operating activities during the three months ended June 30, 2007 was $(240,299) which was a decrease of $168,466 from $(408,765) net cash outflow during the three months ended June 30, 2006. This decrease was primarily due to phasing impacts in working capital items, offset by higher operating expenses and taxes on our properties, as well as significantly higher general and administrative expenses, related to public company expense with increased costs of SEC filing fees, investor relations costs and other professional fees, as well as, an increase in salaries, benefits and business expenses for employees/directors. Revenues were higher due to increased production and sales volumes, offset by lower average commodity prices, due to an increased proportion of gas volumes. Average equivalent prices decreased $9.08 from $62.74 per Boe in the three months ended June 30, 2006 to $53.66 per Boe in the three months ended June 30, 2007. Production volumes increased 1.698 Mboe from 1.123 Mboe in the three months ended June 30, 2006 to 2.821 Mboe in the three months ended June 30, 2007. We expect the remainder fiscal year 2008 production to increase, but we are unable to predict the future.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the three months ended June 30, 2007 was $1,316,932, which was an increase of $1,146,777 from $170,155 of cash used in investing activities during the fiscal year ended June 30, 2006. This increase was due to increased exploration and development activity. The main approximate expenditures in the three months to June 30, 2007 were on drilling operations on the George Cason well ($0.3m) and initial expenditures on the Shadyside and Alligator Bayou projects ($0.5m combined). Aggregate expenditures on all other projects and wells were approximately $0.5m.

Financing Activities

Net cash used by financing activities increased $61,130 during the three months ended June 30, 2007 to $9,333 as compared to $(51,797) during the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company repaid its bank loan and has had no debt outstanding since at June 30, 2006. During the three months ended June 30, 2007, a director exercised a total of 66,662 warrants at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued.

Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

As of June 30, 2007 and 2006, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months. We are contemplating additional debt and/or equity financing transactions that, if successful, could fund expenditures for potential acquisitions and other discretionary expansions of our business. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

Contractual Obligations

We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we believe we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, developmental and exploration activities, oil and gas price conditions and other related economic factors and on success in future fundraising efforts. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Plan of Operation for 2008

On an annual basis, we generally fund most of our capital and exploration activities, including oil and gas property acquisitions, with cash generated from operations and from equity financings. We have budgeted for capital expenditures relating to the work program described in Note 1 of the Condensed Consolidated Financial Statements.

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

Interest Sensitivity

Since we do not have any long-term debt subject to variable interest rates, we are not exposed to interest rate sensitivity at June 30, 2007.

Item 4. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting that occurred during the our fiscal quarter ended June 30, 2007.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-KSB for the year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the three months ended June 30, 2007 and have not been previously disclosed in our Current Reports on Form 8-K:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On August 13, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007, and that he was also resigning from his position as a member of the board of directors of the Company effective immediately. Pursuant to the terms of Mr. Williams’ Employment Agreement entered into with the Company, dated August 29, 2006 (the “Agreement”), which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2006, Mr. Williams complied with the terms of the Agreement by giving the Company proper notice of his resignation. Mr. Williams will continue to serve as Executive Vice President Exploration and Production until November 1, 2007. The Company’s Board of Directors has no immediate plans to appoint a replacement director to fill the vacancy created.

Item 6. Exhibits

Exhibit Number	Description
3(i)1	Articles of Incorporation of Index Oil & Gas, Inc. (2)

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

3(ii)	By-laws of Index Oil and Gas Inc. (2)

31.1	Certification of Lyndon West in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Andrew Boetius in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.
(1) Incorporated by reference to the Company’s Amended Current Report filed on Form 8-K/A with the SEC on March 15, 2006.
(2) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on May 24, 2004.
(3) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS, INC.

Date: August 14, 2007	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer (and acting Principal Accounting Officer)