Form 10-Q
period 2007-09-30
Index Oil & Gas Inc.
filed 2007-11-14
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 14, 2007, there were outstanding 65,803,698 shares of Common Stock.

Item 1. Financial Statements:

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$4,856,625	$10,141,125
Trade receivables (Note 2)	80,494	80,342
Other receivables	3,454	6,688
Other current assets	71,172	72,936
Total Current Assets	5,011,745	10,301,091

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 3, 6, 11 and 12)	9,090,700	4,866,050
Property and Equipment, net of accumulated depreciation (Notes 2 and 3)	18,250	12,493
Total Oil & Properties and Property and Equipment	9,108,950	4,878,543

Total Assets	$14,120,695	$15,179,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$510,986	$814,449
Bank loan (Note 5)	-	-
Total Current Liabilities	510,986	814,449

Long-Term Liabilities:
Asset retirement obligation (Notes 2 and 6)	53,089	41,552
Total Liabilities	564,075	856,001

Commitments and Contingencies (Note 7)	-	-

Stockholders Equity: (Notes 5, 7, 8, and 9)
Common stock, par value $0.001, 500 million shares authorized , 65,803,698 and 65,737,036 issued and outstanding at September 30, 2007 and March 31, 2007, respectively (see Note 8)	65,804	65,737
Additional paid in capital	19,194,740	19,043,734
Accumulated deficit	(5,712,715)	(4,801,237)
Other comprehensive income (Notes 2 and 4)	8,791	15,399
Total Stockholders' Equity	13,556,620	14,323,633

Total Liabilities and Stockholders' Equity	$14,120,695	$15,179,634

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue: (Note 11)
Oil and gas sales	$137,575	$103,354	$288,948	$173,811

Operating Expenses:
Operating costs	48,174	23,323	82,423	47,239
Depreciation and amortization (Note 3)	74,560	31,223	147,961	52,771
General and administrative expenses (Note 2)	549,420	651,965	1,119,297	1,039,963
Total Operating Expenses	672,154	706,511	1,349,681	1,139,973

Loss from Operations	(534,579)	(603,157)	(1,060,732)	(966,162)

Other Income (Expense):
Interest income	59,938	62,229	149,254	105,834
Total Other Income (Expense)	59,938	62,229	149,254	105,834

Loss before Income Taxes	(474,641)	(540,928)	(911,478)	(860,328)

Income Taxes Benefit	-	-	-	-

Net Loss	$(474,641)	$(540,928)	$(911,478)	$(860,328)

Loss per share (Note 10):
Basic and assuming dilution	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding (Note 10):
Basic and assuming dilution	65,803,698	57,013,179	65,770,913	57,013,179

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(911,478)	$(860,328)
Adjustments to reconcile net loss to net cash (Used In) operating activities:
Non cash stock based compensation cost	141,739	355,001
Depreciation and amortization	147,961	52,771
Decrease (Increase) in receivables	5,154	(125,035)
(Decrease) Increase in accounts payable and accrued expenses	(304,137)	31,371
Net Cash (Used In) Operating Activities	(920,760)	(546,221)

Cash Flows From Investing Activities:
Payments for oil and gas properties and property and equipment	(4,366,831)	(995,540)
Net Cash (Used In) Investing Activities	(4,366,831)	(995,540)

Cash Flows From Financing Activities:
Proceeds from issue of common stock	9,333	7,097,898
Proceeds from stock subscriptions received, net of costs of $316,185	-	2,747,765
Repayment of bank term debt	-	(51,797)
Payment for share issue costs	-	(730,000)
Net Cash Provided by Financing Activities	9,333	9,063,866

Effect of exchange rate changes on cash and cash equivalents	(6,242)	9,795

Net (decrease) increase in Cash and Cash Equivalents	(5,284,500)	7,531,900

Cash and cash equivalents at beginning of period	$10,141,125	$5,536,005
Cash and cash equivalents at the end of period	$4,856,625	$13,067,906

Supplemental Disclosures of Cash Flow Information:
Cash (received) during the period for interest	$(149,254)	$(105,834)
Cash paid during the period for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non cash stock based compensation cost	$141,739	$355,001

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

Index Oil and Gas, Inc. (“Index Inc.” or  “the Company”) is the parent company with four group subsidiaries: Index Oil & Gas Ltd., a United Kingdom holding company, which provides management services to the Company, and United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

Operations

The Company’s initial exploration project is located in Kansas, and is a very low risk, low cost, low working interest, and limited upside project and which is not expected to be a significant contributor to future growth. Seven wells were drilled in Kansas during the fiscal year 2007, of which five wells were successful and became oil producers and two wells were unsuccessful. Our working interest (“WI”) in the Kansas wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County and the net revenue interest (“NRI”) is either approximately 4.155% or 2.64%, respectively. The Company has committed to a current program of 14 wells for low-risk prospects in Stafford and Barton Counties. The first well spudded in October 2007 and the Company anticipates that two wells per month will be drilled dependent on oil prices and results of drilling operations.

The Company has made progress with its onshore drilling program in Texas and Louisiana with its interest in the Walker 1 discovery well (WI 12.5%, NRI 9.36%) drilled in Louisiana in Fiscal Year 2006 and which began producing in August 2006 and its interest in Vieman 1 (19.5% WI, approximate NRI 14.56%) in Brazoria County Texas which began production in February 2007.  The Hawkins 1 well (WI 12.5%, NRI 10.01%), also in Texas, in Matagorda County, is now estimated to begin production into the local pipeline grid during the fourth quarter of calendar year 2007.  The Ruse and Dark wells, also in Matagorda County, were dry holes.

The Company also drilled two successful wells in south Texas. The Serrano well, renamed Friedrich Gas Unit 1 (WI 37.5%, NRI 28.125%) , in Victoria County, found 13 feet of net gas pay and produced with average initial gross daily production in May and June 2007 of approximately 280 thousand cubic feet (MCF) (47 Barrels of oil equivalent (BOE)). The Habanero well, renamed Schroeder Gas Unit 1 (WI 37.5%, NRI 28.125%), in Goliad County, found 10 feet of net gas pay and began producing on August 31, 2007 at an initial daily gross rate of 300 MCF (50 BOE) and with net production of approximately 2,300 MCF in September 2007.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

The Ilse 1 well (WI 10% Before Project Payout and WI 8% After Project Payout, NRI 6%), drilled in the New Taiton Project area in Wharton County, Texas, has been drilled to total depth of approximately 17,000 feet and logged. Analysis of the logs revealed two zones of interest in the Wilcox C and Wilcox A, respectively. The lowest zone, the Wilcox C, has been perforated and stimulated by a reservoir “fracture” process. Gas flow from the formation to surface has not been achieved. The preliminary decision from the operator was that this interval would not be productive and would not have any proved reserves. The well is currently suspended, pending a possible test to attempt to achieve gas flows from the upper zone of interest, the Wilcox A.

All non-operator members of the joint venture (“non-operators”), including Index, have agreed to a successor operator and have requested an audit of the accounting records of the original operator be performed in accordance with the Joint Operating Agreement.  The original operator, however, refused to sign a change in operator form to be filed with the Texas Railroad Commission.  The non-operators filed a Temporary Restraining Order and a Temporary Injunction against the original operator.  This was denied by the Court with parties ordered to mediate.  Mediation was held in October 2007 with no agreement reached. An Injunction Hearing has been set for late November 2007.

Since July 26, 2007, the Company, as a joint interest owner, has received various Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of the Ilse property. Under Texas case law, the operator is deemed to be responsible for these unpaid amounts owed to third parties. The Company, along with other non-operators, is in the data gathering stage and is assessing the implications and magnitude of these Notices and other legal issues and the potential financial impact to the Company. The Company was billed for these services by the operator on their operating statements to September 2007 and these costs have been accrued in our condensed consolidated financial statements as costs related to the Ilse well. It is the Company’s position that no other contingency accrual is currently required.

Capital costs associated with the Ilse 1 well have been held outside the full cost pool, because a determination as to whether the well has found proved reserves has not been completed. At the future point when a determination is made, the costs associated with Ilse 1 will be included in the full cost pool. To the extent that Ilse 1 does not find any proved reserves, ignoring all other unrelated factors, this will lead to higher unit depletion charges in future periods and makes it highly likely Index will suffer a ceiling test impairment charge. Index is carrying approximately $1.2 million of costs at September 30, 2007 related to the Ilse 1 well.

The George Cason 1 well (18% WI After Project Payout, approximate NRI 13.77%), drilled on the Fern Lake prospect in Nacogdoches County, Texas, spudded on June 22, 2007 and reached a total depth of 11,147 feet on July 14, 2007. The well was flow tested at an initial rate of approximately 1,200 MCF per day and first production is estimated to begin in the fourth calendar quarter of 2007. This is the first well resulting from the agreements executed with Advanced Drilling Concepts Petroleum, L.P to reprocess seismic data and develop prospects to drill in up to four areas in Texas, Mississippi, and Alabama. The Company has elected to participate in the Cason 2 well, to be drilled in the fourth calendar quarter of 2007 on the same lease as the first Cason well.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

In December 2006, the Company announced that it has signed an exploration agreement to participate at 15% WI, subsequently increased to 20%, in the Supple Jack Creek lease area (formerly described as West). The first well, now named HNH Gas Unit 1, will target gas in the Edwards Limestone in Lavaca County, Texas. The proposed total depth of the well is approximately 14,700 feet and is  planned to spud in late November or December 2007. Index has also agreed to participate in the leasing of additional acreage in the project area.

In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index had an initial 15% WI in the prospect, which will reduce to 13.5% after prospect payout. The Shadyside 1 well was drilled to a total depth of approximately 16,294 feet and was logged in September 2007. The well is expected to be tested in late November 2007, and due to non-participation by the former operator, Index now has a 30% working interest in the well.

In June 2007, the Company announced that it had entered into Participation and Joint Operating Agreements for the drilling of the Cow Trap project ("Cow Trap") to be located in Brazoria County, Texas. The Cow Trap well, named Ducroz 1 (WI 7.5%, approximate NRI 5.25%), targets gas in stacked Miocene objectives at depths ranging from 4,900 feet to 6,400 feet. The well has a planned total depth of approximately 6,800 feet. Ducroz 1 spudded in October 2007 and the Company has elected to participate in completion operations proposed by the Operator. Index has also agreed to participate in the acquisition of additional acreage in the lease area.

The Company announced in April 2007 that it has signed a Participation Agreement to explore for gas in the West Wharton prospect. This project could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas. Index has a 12.5% working interest in the project that will reduce to 9.38% after prospect payout. The first well, Outlar 1 (approximate NRI 7.0%), spudded on August 12, 2007 and reached total depth in September 2007. Testing of the well achieved test flow rates of approximately 1.6 million cubic feet of gas per day (mmcfpd) and 77 barrels of condensate per day (bcpd) using a 7/64ths choke. The Outlar 1 well is currently shut in, awaiting the start of pipeline connection operations. The Company has elected to participate in the pipeline operations. Additional drilling locations within the lease area are now being evaluated.

In July 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well is planned to spud in early calendar year 2008.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2007 and March 31, 2007 and for the six months ended September 30, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore and Index Limited, after eliminating all significant intercompany accounts and transactions. Results of operations are included from the date of incorporation. For the reverse merger between the Company and Index Ltd. at January 20, 2006, the stockholder’s equity section and earnings per share in the Condensed Consolidated balance sheet at September 30, 2006 were restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.  Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2007 classifications.  These reclassifications have no impact on net income.

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
SEPTEMBER 30, 2007
(unaudited)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of six months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts was $0 at September 30, 2007 and March 31, 2007.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at September 30, 2007 and 2006. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at September 30, 2007 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the six months ended September 30, 2007 and 2006. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. No ceiling test write-down was recorded for the six months ended September 30, 2007 and 2006. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

Other Property, Plant and Equipment

Other property, plant and equipment primarily includes computer software equipment and office furniture and fittings, which are recorded at cost and depreciated on a straight-line basis over useful lives of five and three years respectively, Repair and maintenance costs are charged to expense as incurred while acquisitions are capitalized as additions to the related assets in the period incurred. Gains or losses from the disposal of property,plant and equipment are recorded in the period incurred. The net book value of the property, plant and equipment that is retired or sold is charged to accumulated depreciation and amortization, and the difference is recognized as a gain or loss in the results of operations in the period the retirement or sale transpires.

Segment Information

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal period end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive gain /(loss) in the equity section of the balance sheet, with a cumulative total of $8,791 and $15,399 at September 30, and March 31, 2007, respectively, and foreign currency transaction gains/(losses) are included in the statement of operations

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS-123R”). This statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006 and to the unvested portion of all awards granted prior to that date. The Company adopted this statement using the modified version of the prospective application (modified prospective application). Under the modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original fair market value of those awards on the date of grant as calculated for recognition under SFAS 123. The compensation cost for these earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS 123. The impact of adoption of SFAS-123R decreased income from operations and income before income taxes and net income by $141,072 and $342,534 relating to stock option awards for the six months ended September 30, 2007 and 2006 respectively and there was no impact on the Condensed Consolidated Statement of Cash Flows. The effect on net income per share for basic and diluted is $0.00 and $0.01 for these respective periods. See Note 9 of the notes to the Condensed Consolidated Financial Statements for additional disclosure.

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
SEPTEMBER 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this new standard, effective April 1, 2007, with no impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at September 30, 2007 and March 31, 2007, respectively.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”(“SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments.  The Company adopted this new standard effective April 1, 2007, with no impact the Company’s Condensed Consolidated financial position or results of operations as the Company does not have any derivative or hedging instruments.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted the new pronouncement effective April 1, 2007 with no impact Company’s consolidated financial position or results of operations.

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

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at September 30, 2007 and March 31, 2007 consist of the following:

	September 30, 2007	March 31, 2007
Proved properties	$4,664,709	$3,254,211
Unevaluated and unproved properties	4,888,383	1,927,776
Gross oil and gas properties-onshore	9,553,092	5,181,987
Less: accumulated depletion	(462,392)	(315,937)
Net oil and gas properties-onshore	$9,090,700	$4,866,050

Included in the Company's oil and gas properties are asset retirement obligations of $53,089 and $41,552 as of September 30, 2007 and March 31, 2007, respectively.

Depletion expense was $146,456 and $52,445 or $25.13 and $19.19 per barrel of production for the six months ended September 30, 2007 and 2006, respectively.

At September 30, 2007 and March 31, 2007, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	September 30, 2007	March 31, 2007
Not subject to depletion-onshore:
Exploration costs	$4,281,114	$1,669,478
Cost of undeveloped acreage	607,269	258,298
Total not subject to depletion	$4,888,383	$1,927,776

It is anticipated that the cost of undeveloped acreage of $0.6 million and exploration costs of $4.3 million will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed. Included in exploration cost and undeveloped acreage costs at September 30, 2007 are approximately: $1.2 million related to the Ilse 1 well that has been drilled, but not tested or completed (see Note 1), $0.3 million related to undeveloped leasehold for the Supple Jack Creek project area, $0.2 million related to the ADC exploration agreements, $0.7 million related to the West Wharton prospect, $0.3 million related to the Alligator Bayou prospect and $2.1 million related to the Shadyside prospect.

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Acquisitions and Dispositions

In the three months to September 30, 2007, the Company acquired a 5% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well is planned to spud in early  calendar year 2008.

Subsequent to September 30, 2007, the Company announced that it plans to drill 14 low-risk wells in Stafford and Barton counties, Kansas.  The first well spudded in October 2007 and drilling is expected at a rate of two well per month.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at September 30, 2007 and March 31, 2007 were as follows:

	September 30, 2007	March 31, 2007
Computer costs and furniture and fixtures, including foreign translation adjustment	$43,009	$23,858
Less: accumulated depreciation	(24,759)	(11,365)
Total other property and equipment	$18,250	$12,493

Depreciation expenses from continuing operations amounted to $1,505 and $326 for the six months ended September 30, 2007 and 2006, respectively. There was no interest capitalized in property, plant and equipment at September 30, 2007 and 2006.

NOTE 4 - COMPREHENSIVE LOSS

For the six months ended September 30, 2007 and 2006, comprehensive income (loss) consisted of the amounts listed below.

	For the Six Months Ended September 30,
	2007	2006
Net loss	$(911,478)	$(860,328)
Foreign currency translation gain / (loss)	(6,608)	4,035
Comprehensive Loss	$(918,086)	$(856,293)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 5 - NOTES PAYABLE

Index Ltd. had incurred debt and raised capital through a series of rounds of fundraising from inception through September 30, 2006. The entire Index Ltd. convertible debt stockholder funding has been converted to common stock at par and additional paid in capital. After all conversion of stock, notes payable at September 30, 2007 and March 31, 2007 were $0.  There was no debt issue cost incurred during the six months ended September 30, 2007 and 2006 and no debt issue amortization expense in the six months ended September 30, 2007 and 2006.  There was no unamortized debt issue cost at September 30, 2007 and March 31, 2007. There were no outstanding bank loans at September 30, 2007 and March 31, 2007.

NOTE 6 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s Asset Retirement Obligation (“ARO”) during the six months ended September 30, 2007 is as follows:

For the Six Months Ended September 30, 2007
ARO as of beginning of period	$41,552
Liabilities incurred during period	11,537
Liabilities settled during period	-
Accretion expense	-
Balance of ARO as of end of period	$53,089

Of the total ARO, $53,089 is classified as a long-term liability at September 30, 2007. For each of the six months ended September 30, 2007 and 2006, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures, with ongoing expenditures on the Kansas properties, and expenditures and commitments relating to wells in Texas and Louisiana arising out of the normal course of business.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has an original nine month lease, committed to in April 2007, and recently extended to May 2008 related to corporate housing for UK based officers while periodically working at the corporate office.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or Consultant terminates such engagement by written notice.

Stockholder Matters

There were no stockholder matters during the quarter ended September 30, 2007.

Litigation

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity. Consequently, the Company has not recorded any reserve for legal matters.

All non-operator members of the joint venture drilling the Ilse well (“non-operators”), including Index, have agreed to the appointment of a successor operator and have requested an audit of the accounting records of the original operator be performed in accordance with the Joint Operating Agreement.  The original operator, however, refused to sign a change in operator form to be filed with the Texas Railroad Commission.  The non-operators filed a Temporary Restraining Order and a Temporary Injunction against the original operator.  This was denied by the Court with parties ordered to mediate.  Mediation was held in October 2007 with no agreement reached.  An Injunction Hearing has been set for late November 2007.

Since July 26, 2007, the Company, as a joint interest owner, has received various Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of the Ilse property.  Under Texas case law, the operator is deemed to be responsible for these unpaid amounts owed to third parties.   The Company, along with other non-operators, is in the data gathering stage and is assessing the implications and magnitude of these Notices and other legal issues and the potential financial impact to the Company.  The Company was billed for these services by the operator on their operating statements to September 2007 and these costs have been accrued in our condensed consolidated financial statements as costs related to the Ilse well.  It is the Company’s position that no other contingency accrual is currently required.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 8 - CAPITAL STOCK

During the three months ended September 30, 2007, there were no stock transactions as follows:

Balance at June 30, 2007	65,803,698
Issuance of stock	-
Balance of September 30, 2007	65,803,698

On August 13, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007.  As such, 25,000 of unvested shares previously awarded to Mr. Williams in March 2007 were forfeited.   This resulted in a revision in our previous estimate of forfeiture rate for stock awards with a corresponding reduction in compensation expense of approximately $7,000 from grant date through June 30, 2007 and zero compensation expense in the quarter ended September 30, 2007.  In addition, compensation expense for the forfeiture of this award in the future will be reduced by approximately $23,400.

During the six months ended September 30, 2007, the Company issued a stock award of 25,000 shares of common stock to an employee contingent on 183 days of continuous service.  Upon satisfaction of the terms of the award, the employee will be issued 25,000 shares of restricted common stock of the Company.

Total compensation expense for the three months ended September 30, 2007 and 2006 for these stock awards was $668 and $12,467, respectively.

The net stock compensation expense for all stock award transactions for the quarter ended September 30, 2007, including the reversal of $7,012 was $(6,344).

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006, effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. has allowed for the issuance of options to purchase 4,952,526 shares of Common Stock.  Total compensation expense recorded for the issuance of stock options under the Stock Option Plan in the quarter and six months ended September 30, 2007 was $51,260 and $141,072, respectively.

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
SEPTEMBER 30, 2007
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

During the six months ended September 30, 2007, the Company also issued stock options to purchase 125,000 shares of common stock to a new employee, of which 62,500 options vested on date of grant.  In March 2007, stock options to purchase 500,000 shares of common stock were awarded to John Williams, of which 250,000 options vested on date of grant.

On August 13, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007.  As such, 250,000 unvested options previously awarded to Mr. Williams in March 2007 were forfeited and the term of exercise for the remaining 250,000 vested options was changed to end on March 19, 2008. This resulted in a revision in our previous estimate of forfeiture rate for stock options with a corresponding reduction in compensation expense of approximately $28,000 from grant date through June 30, 2007 and zero compensation expense in the quarter ended September 30, 2007.  In addition, compensation expense for the forfeiture of this award in the future will be reduced by approximately $79,400.

The remaining compensation expense associated with total unvested stock and stock option awards as of September 30, 2007, including transactions described above, was approximately $109,000, and will be recognized over the remaining weighted average vesting period.  Total overall stock based compensation expense was $44,916 and $184,670 for the three months ended September 30, 2007 and 2006, respectively.

Effective January 1, 2006, the Company began accounting for stock-based compensation under SFAS-123R, whereby the Company records compensation expense based on the fair value of awards described below.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors, employees and stockholders at September 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2007	5,077,526	$0.46
Granted	125,000	$0.83
Exercised	-	-
Canceled, forfeited or expired	(250,000)	$1.42
Outstanding at September 30, 2007	4,952,526	$0.42

The Company has assumed an annual forfeiture rate of 5 % for the awards granted based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	4,577,526	3.33	$0.35	3,433,145	$0.35
$1.42	250,000	0.47	$1.42	250,000	$1.42
$0.83	125,000	5.00	$0.83	62,500	$0.83
$0.42	4,952,526	3.23	$0.42	3,745,645	$0.43

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2007	968,083	$0.13
Exercised	(66,662)	(0.14)
Exchanged	-	-
Canceled or expired	-	-
Outstanding and Exercisable at September 30, 2007	901,421	$0.13

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	138,655	3.00	$0.07	138,655	$0.07
$0.14	143,037	3.00	$0.14	143,037	$0.14
$0.14	253,961	3.00	$0.14	253,961	$0.14
$0.14	339,033	3.00	$0.14	339,033	$0.14
$0.14	26,735	3.00	$0.14	26,735	$0.14
	901,421	3.00	$0.13	901,421	$0.13

In June 2007, a total of 66,662 warrants were exercised at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued to a director.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the periods ended September 30, 2007 and 2006, excluded from diluted earnings per share are 901,421 and 1,092,676, respectively of warrants to acquire common stock. As of both September 30, 2007 and 2006, there are 4,577,526 of options to acquire the Company’s common stock that were excluded from the computation of diluted earnings per share and which at September 2007 excluded 375,000 of out of the money options. As of September 30, 2007 25,000 of shares yet to vest under stock awards have also been excluded from the computation of diluted earnings per share.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Shares—basic	65,803,698	57,013,179	65,770,913	57,013,179
Dilution effect of stock option and awards at end of period	-	-	-	-
Shares—diluted	65,803,698	57,013,179	65,770,913	57,013,179
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,503,947	5,670,202	5,503,947	5,670,202
Earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 11 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the six months ended September 30, 2007 and as of September 30, 2007, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and oil and gas property information below is based on physical location of the assets at the end of each period.

	September 30, 2007
	Total Oil & Gas Revenue	Total Oil and Gas Assets (1)
Kansas	$77,712	$768,824
Louisiana	111,111	2,411,601
Texas	100,125	6,407,126
Total	$288,948	$9,587,551

(1)
Total oil and gas property assets at September 30, 2007 are reported gross. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization and impairment is not allocated to properties. Asset Retirement Obligation assets are also not included.

NOTE 12 - SUBSEQUENT EVENTS

In October, the Company has committed to 14 wells for low-risk prospects in Stafford and Barton Counties, Kansas. The first well spudded in October 2007 and the Company anticipates that two wells per month will be drilled dependent on oil prices and results of drilling operations.

In October, the Company announced that the first well, Outlar 1 (approximate NRI 7.0%), which spudded on August 12, 2007, reached total depth in September 2007.   Testing of the well achieved test flow rates of approximately 1.6 million cubic feet of gas per day (mmcfpd) and 77 barrels of condensate per day (bcpd) using a 7/64ths choke. The Outlar 1 well is currently shut in, awaiting the start of pipeline connection operations. The Company has elected to participate in the pipeline operations. Additional drilling locations within the lease area are now being evaluated.

The Ducroz 1 well spudded in October 2007 and operations are currently in progress. The well has reached total depth and the operator has proposed a completion program which the Company has elected to participate in.

The Company has elected to participate in the Cason 2 well, to be drilled in the fourth calendar quarter of 2007 on the same lease as the first Cason well.

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

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our Annual Report filed on Form 10-KSB for the year ended March 31, 2007 filed with the SEC on June 22, 2007, which are hereby incorporated by reference.

Overview

Index Oil and Gas, Inc. (“Index” or the “Company”) is an independent oil and gas company engaged in the acquisition, exploration, appraisal, development and production of oil and gas properties located in North America. The Company includes a United Kingdom company, which provides management services and United States operating subsidiaries, which are engaged in oil and gas activities, primarily in Kansas and the Gulf Coast of Texas and Louisiana. The Company has increased our proved reserves and production principally through property acquisitions in conjunction with an active drilling program. The Company does not currently operate any of its properties and sells its current oil and gas production to domestic crude oil and natural gas purchasers.

The following are key elements of our strategy:

 • continued focus of our short and medium term efforts on known petroleum basins within the U.S. and initially which are proximal to our current ongoing projects in the onshore part of the Gulf of Mexico basin;

 • the development of our oil and gas reserves to a point where the cash flow will contribute not only to our overhead but also to increased capital requirements for investing in new and additional projects. We believe we can achieve this objective by utilizing a risk managed approach of investing in a portfolio of drilling opportunities. By combining a number of key metrics, our management is able to select and invest in the very best prospects on offer. We have adjusted our business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on drilling that has the potential to deliver exponential growth. Index also protects itself and its investors by limiting any single prospect investment to a small percentage of the overall funding that the company has at its disposal.

Index’s current focus is directed towards:

•	Efficiently influencing the management of ongoing projects;
•	Identifying, characterizing, and capturing appropriate gas and oil opportunities; and
•	Efficiently using its business assets to raise additional capital as needed.

This current stage of the development of the Company includes new alliances. Furthermore, the Company has built a strong portfolio of prospects during 2007 fiscal year for drilling in 2008 fiscal year, which include potential high impact wells. The Company hopes to increase shareholder value by profitably increasing its reserves, production, cash flow and earnings, through a risk and equity balanced program of exploration and production drilling. The Company will also consider acquisitions, provided they can meet the Company’s metrics and augment its growth strategy and objectives.

At March 31, 2007 , our estimated total proved oil and gas reserves were approximately 114.578 Mboe, consisting of 24.333 thousand barrels of oil (MBbls) and 541.470 million cubic feet (MMcf) of natural gas. Approximately 99% of our proved reserves were classified as proved developed and proved behind pipe. Our focus is on maintaining a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix can provide a diversified cash flow foundation to fund our development and exploration drilling program.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We had a net loss of $474,641 for the three months ended September 30, 2007 compared to a net loss of $540,928 for the three months ended September 30, 2006, primarily resulting from increased production, offset by an increase in depletion costs related to production and increased other general and administrative costs and other operating expenses. This increased cost was offset by a decrease in stock compensation costs for historic grants, as a result of the passing of further vesting points and a forfeiture event, and decreases in advisory costs, rent expense and interest income related to use of funds in operations. The following table summarizes key items of comparison and their related increase (decrease) for the six months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Increase/
	2007	2006	(Decrease)

Oil sales	$72,362	$100,467	$(28,105)
Gas sales	65,213	2,887	62,326
Total revenue	137,575	103,354	34,221
Production expenses:
Lease operating	37,216	16,368	20,848
Taxes other than income	10,958	6,955	4,003
General and administrative:
General and administrative	504,504	467,295	37,209
Stock-based compensation	44,916	184,670	(139,754)
Depletion — Full cost	73,808	31,060	42,748
Depreciation — Other	753	163	590
Impairment	-	-	-
Interest expense (income) and other	(59,939)	(62,229)	2,290
Income tax benefit (provision)	-	-	-
Net (loss) income	$(474,641)	$(540,928)	$66,287

Production:
Natural Gas — Mcf	12,328	594	11,734
Crude Oil — Mbbl	0.952	1.511	(0.559)
Equivalent — Mboe	3.007	1.610	1.397

Average price per unit :
Gas price per Mcf	$5.29	$4.86	$0.43
Oil price per Bbl	$76.01	$66.49	$9.52
Equivalent per Boe	$45.76	$64.20	$(18.44)

Average cost per Boe:
Production expenses:
Lease operating	$12.38	$10.17	$2.21
Taxes other than income	$3.64	$4.32	$(0.68)
General and administrative expense:
General and administrative	$167.80	$290.25	$(122.45)
Stock-based compensation	$14.94	$114.70	$(99.76)
Depletion expense	$24.55	$19.29	$5.26

For the three months ended September 30, 2007, oil and gas sales increased $34,221, from the same period in 2006, to $137,575. The increase for the three months ended September 30, 2007 was primarily due to the increase in volumes of 1.4 MBoe from 1.6 MBoe to 3.0 MBoe or approximately $64,000. The increase in volumes of 1.4 MBoe is primarily due to increased volumes from Schroeder of 0.4 MBoe and Friedrich of 1.3 MBoe offset by lower Kansas well production of 0.3 MBOE and Walker of 0.2 MBOE. The Walker, Vieman and Friedrich and Schroeder wells produced natural gas volumes of 1.5 MMcf, 0.7 MMcf, 7.8 MMcf and 2.3MMcf, respectively. The Walker well also produced 0.4 Mbbl of oil with the remaining oil production primarily from the Kansas Seward County wells and a small amount from Vieman. Additionally, revenue decreased approximately $30,000 due to a dip in commodity prices as our average price per barrel equivalent decreased $18.44, or 29.0%, for the three months ended September 30, 2007 to $45.76 per Boe from $64.20 per Boe for the three months ended September 30, 2006. This is due to a higher proportion of gas in the production volume mix, together with changes in absolute product prices.

Lease operating expenses increased $20,848 for the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to production from the Walker, Vieman, Friedrich and Schroeder wells that have come on production, together with new wells that came on production in our Kansas properties in 2007. On a per unit basis, lease operating expenses increased 22% from $10.17 per Boe in 2006 to $12.38 per Boe in 2007 due to changes in production volume mix.

Taxes other than income increased $4,003 for the three months ended September 30, 2007 as compared to the same period in 2006 due to higher oil and gas revenues and a change in the mix and location of production and on a per unit basis decreased $0.68 per Boe to $3.64 per Boe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation for the three months ended September 30, 2007 increased $37,209 to $504,504 compared to the same period in 2006 primarily due to increased management costs from the growth in operations of the Company. In addition there were increased costs of being a public company. Salaries, benefits and business expenses for employees/directors increased approximately $100,000, reflecting in part an adverse foreign exchange effect. SEC filing fees, investor relations costs and other professional fees decreased approximately $64,000. Rent expense decreased approximately $7,000, which included costs for corporate housing.

Stock-based compensation expense was approximately $45,000 for the three months ended September 30, 2007, compared to approximately $185,000 for stock-based compensation in the same period of 2006. This is primarily due to a stock-based award in 2006 granted to all officers and directors, at the effective date of the reverse merger with Index Ltd., which is now 75% vested, offset by a smaller award of stock to a new employee which also vested at 50% in 2007 and the forfeiture of stock and options by a former officer.

Depletion expense increased $42,748 from the same period in 2006 to $73,808 for the three months ended September 30, 2007. This increase is primarily due to production from the Walker, Vieman, Friedrich and Schroeder wells, together with recent new wells on our Kansas properties that came on production in 2007. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining proved reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased from $19.29 to $24.55 per Boe.

Interest income and other decreased $2,290 for the three months ended September 30, 2007 compared to the same period 2006. This increase is due to use of cash in operations.

There was no provision for income taxes for the fiscal three months ended 2007 and 2006 due to a 100% valuation allowance recorded for the six months ended September 30, 2007 and 2006, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

We had a net loss of $911,478 for the six months ended September 30, 2007 compared to a net loss of $860,328 for the six months ended September 30, 2006, primarily resulting from increased production, offset by an increase in depletion costs related to production and increased other general and administrative costs and other operating expenses. This increased cost was offset by a decrease in stock compensation costs for historic grants, as a result of the passing of further vesting points and a forfeiture event, and decreases in advisory costs, rent expense and interest income related to use of funds in operations.  The following table summarizes key items of comparison and their related increase (decrease) for the six months ended September 30, 2007 and 2006.

	Six Months Ended September 30,		Increase/
	2007	2006	(Decrease)

Oil sales	$159,784	$170,924	$(11,140)
Gas sales	129,164	2,887	126,277
Total revenue	288,948	173,811	115,137
Production expenses:
Lease operating	59,495	37,604	21,891
Taxes other than income	22,928	9,635	13,293
General and administrative:
General and administrative	977,557	684,962	292,595
Stock-based compensation	141,739	355,001	(213,262)
Depletion — Full cost	146,456	52,445	94,011
Depreciation — Other	1,505	326	1,179
Impairment	-	-	-
Interest expense (income) and other	(149,254)	(105,834)	(43,420)
Income tax benefit (provision)	-	-	-
Net (loss) income	$(911,478)	$(860,328)	$(51,150)

Production:
Natural Gas — Mcf	21,128	594	20,534
Crude Oil — Mbbl	2.306	2.634	(0.328)
Equivalent — Mboe	5.827	2.733	3.094

Average price per unit :
Gas price per Mcf	$6.11	$4.86	$1.25
Oil price per Bbl	$69.29	$64.89	$4.40
Equivalent per Boe	$49.59	$63.60	$(14.01)

Average cost per Boe:
Production expenses:
Lease operating	$10.21	$13.76	$(3.55)
Taxes other than income	$3.93	$3.53	$0.40
General and administrative expense:
General and administrative	$167.76	$250.62	$(82.86)
Stock-based compensation	$24.32	$129.89	$(105.57)
Depletion expense	$25.13	$19.19	$5.94

For the six months ended September 30, 2007, oil and gas sales increased $115,137, from the same period in 2006, to $288,948. The increase for the six months ended September 30, 2007 was primarily due to the increase in volumes of 3.1 MBoe from 2.7 MBoe to 5.8 MBoe or approximately $154,000. The increase in volumes of 3.1 MBoe is primarily due to increased volumes from Walker of 0.8 MBoe and Vieman of 0.4 MBoe, Friedrich of 2.1 MBOE and the Schroeder of 0.4 MBoe offset by lower Kansas well production of 0.6 MBoe. The Walker, Vieman, Friedrich and Schroeder wells produced natural gas volumes of 3.7 MMcf, 2.5 MMcf, 12.6 MMcf and 2.3 MMcf, respectively. The Walker well also produced 1.1 Mbbl with the remaining oil production primarily from the Kansas Seward County wells and a small amount from Vieman. Additionally, revenue decreased approximately $39,000 due to a dip in commodity prices as our average price per barrel equivalent decreased $14.01, or 14.0%, in 2007 to $49.59 per Boe from $63.60 per Boe in 2006. This is primarily due to a higher proportion of gas in the production volume mix.

Lease operating expenses increased $21,891 for the six months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to production from the Walker, Vieman, Friedrich and Schroeder wells that have come on production, together with new wells that came on production in our Kansas properties in 2007. On a per unit basis, lease operating expenses decreased 25% from $13.76 per Boe in 2006 to $10.21 per Bbl in 2007 due to an increase in production volumes and a different set of wells coming into production.

Taxes other than income increased $13,293 for the six months ended September 30, 2007 as compared to the same period in 2006 due to higher oil and gas revenues and a change in the mix and location of production and on a per unit basis increased $0.40 per Boe to $3.93 per Boe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation for the six months ended September 30, 2007 increased $292,595 to $977,557 compared to the same period in 2006 primarily due to increased management costs from the growth in operations of the Company. In addition there were increased costs of being a public company. Salaries, benefits and business expenses for employees/directors increased approximately $264,000, reflecting in part an adverse foreign exchange effect. SEC filing fees, investor relations costs and other professional fees decreased approximately $10,000. Rent expense increased approximately $13,000, which included costs for corporate housing.

Stock-based compensation expense was approximately $142,000 for the six months ended September 30, 2007, compared to approximately $355,000 for stock-based compensation in the same period of 2006. This is primarily due to a stock-based award in 2006 granted to all officers and directors, at the effective date of the reverse merger with Index Ltd., which is now 75% vested, offset by a smaller award of stock to a new employee which also vested at 50% in 2007 and the forfeiture of stock and options by a former officer.

Depletion expense increased $94,011 from the same period in 2006 to $146,456 for the six months ended September 30, 2007. This increase is primarily due to production from the Walker, Vieman, Friedrich and Schroeder wells, together with new wells on our Kansas properties that came on production in fiscal 2007. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining proved reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased from $19.19 to $25.13 per Boe.

Interest income and other decreased $43,420 for the six months ended September 30, 2007 compared to the same period 2006. This decrease is due to the utilization of cash in operations.

There was no provision for income taxes for the fiscal six months ended 2007 and 2006 due to a 100% valuation allowance recorded for the six months ended September 30, 2007 and 2006, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

 LIQUIDITY AND CAPITAL RESOURCES

In the six months ended September 30, 2007 and 2006 we used cash for operating purposes and invested in oil and gas properties. Operating revenue fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. See below for additional discussion and analysis of cash flow.

	Six Months Ended September 30,
	2007	2006
Cash flows (used in) operating activities	$(920,760)	$(546,221)
Cash flows (used in) investing activities	(4,366,831)	(995,540)
Cash flows provided by financing activities	9,333	9,063,866
Effect of exchange rate changes	(6,242)	9,795

Net increase (decrease) in cash and cash equivalents	$(5,284,500)	$7,531,900

Operating Activities

Net cash outflow from operating activities during the six months ended September 30, 2007 was $920,760 which was an increased outflow of $374,539 from $546,211 net cash outflow during the six months ended September 30, 2006. This increase was primarily due to phasing impacts in working capital items, together with higher operating expenses and taxes on our properties, as well as significantly higher general and administrative expenses, related to an increase in salaries, benefits and business expenses for employees/directors and rent offset by SEC filing fees, investor relations costs and other professional fees. Revenues were higher due to increased production and sales volumes, offset by lower average commodity prices, due to an increased proportion of gas volumes. Average equivalent prices decreased $14.01 from $63.60 per Boe in the six months ended September 30, 2006 to $49.59 per Boe in the six months ended September 30, 2007. Production volumes increased 3.094 Mboe from 2.733 Mboe in the six months ended September 30, 2006 to 5.827 Mboe in the six months ended September 30, 2007. We expect the remainder fiscal year 2008 production to increase, but we are unable to predict the future.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the six months ended September 30, 2007 was $4,366,831, which was an increase of $3,371,291 from $995,540 of cash used in investing activities during the fiscal year ended September 30, 2006. This increase was due to increased exploration and development activity. The main approximate capital expenditures in the six months to September 30, 2007 were on operations on the following wells / projects : George Cason $600,000, Shadyside 1 $2,100,000, Outlar 1 $700,000, Ducroz 1 $300,000 and Alligator Bayou $300,000, together with $400,000 combined on other wells / projects.

 Financing Activities

Net cash provided by financing activities decreased $9,054,533 during the six months ended September 30, 2007 to $9,333 as compared to $9,063,866 during the six months ended September 30, 2006. During the six months ended September 30, 2007, a director exercised a total of 66,662 warrants at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued.

Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

As of September 30, 2007 and 2006, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

Based on our current cash resources and other current assets, and forecasts, management believes we have sufficient liquidity to fund operations for the next twelve months. We are pursuing additional equity financing transactions that, if successful, could fund expenditures for potential acquisitions and other discretionary expansions of our business. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

Contractual Obligations

We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we believe we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, exploration and developmental activities, oil and gas price conditions and other related economic factors and on success in future fundraising efforts. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

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

Interest Sensitivity

Since we do not have any long-term debt subject to variable interest rates, we are not exposed to interest rate sensitivity at September 30, 2007.

Item 4. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting that occurred during the our fiscal quarter ended September 30, 2007.

PART II

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations, other than as disclosed regarding the Ilse well in Part I of this Form 10Q. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-KSB for the year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the six months ended September 30, 2007 and have not been previously disclosed in our Current Reports on Form 8-K:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3(i)1	Articles of Incorporation of Index Oil & Gas, Inc. (2)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), filed with the Secretary of the State of Nevada on November 28, 2005, changing the name of the Company from Thai One On Inc. to Index Oil and Gas, Inc., and increasing the number of authorized shares from 25,000,000 to 75,000,000. (1)

3(i)(2)
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

INDEX OIL AND GAS, INC.

Date: November 14, 2007	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: November 14, 2007	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer (and acting Principal Accounting Officer)