Form 10-Q
period 2007-12-31
Index Oil & Gas Inc.
filed 2008-02-14
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

As of February 14, 2008, there were outstanding 65,803,698 shares of Common Stock.

Item 1. Financial Statements:
INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (unaudited)	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$2,772,908	$10,141,125
Trade receivables (Note 2)	134,479	80,342
Other receivables	2,156	6,688
Other current assets	80,364	72,936
Total Current Assets	2,989,907	10,301,091

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 3, 6, 11 and 12)	11,067,612	4,866,050
Property and Equipment, net of accumulated depreciation (Notes 2 and 3)	16,845	12,493
Total Oil & Properties and Property and Equipment	11,084,457	4,878,543

Total Assets	$14,074,364	$15,179,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$930,677	$814,449
Bank loan (Note 5)		-
Total Current Liabilities	930,677	814,449

Long-Term Liabilities:
Asset retirement obligation (Notes 2 and 6)	73,119	41,552
Total Liabilities	1,003,796	856,001

Commitments and Contingencies (Note 7)	-	-

Stockholders Equity: (Notes 5, 7, 8, and 9)
Common stock, par value $0.001, 500 million shares authorized , 65,803,698 and 65,737,036 issued and outstanding at December 31, 2007 and March 31, 2007, respectively (see Note 8)	65,804	65,737
Additional paid in capital	19,243,165	19,043,734
Accumulated deficit	(6,238,976)	(4,801,237)
Other comprehensive income (Notes 2 and 4)	575	15,399
Total Stockholders' Equity	13,070,568	14,323,633

Total Liabilities and Stockholders' Equity	$14,074,364	$15,179,634

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31
	2007	2006	2007	2006
Revenue: (Note 11)
Oil and gas sales	$185,314	$131,976	$474,263	$305,787

Operating Expenses:
Operating costs	59,373	43,082	141,796	90,321
Depreciation and amortization (Note 3)	108,036	61,256	255,997	114,027
General and administrative expenses (Note 2)	581,668	585,077	1,700,965	1,625,040
Total Operating Expenses	749,077	689,415	2,098,758	1,829,388

Loss from Operations	(563,763)	(557,439)	(1,624,495)	(1,523,601)

Other Income (Expense):
Interest income	37,503	135,194	186,756	241,027
Total Other Income (Expense)	37,503	135,194	186,756	241,027

Loss before Income Taxes	(526,260)	(422,245)	(1,437,739)	(1,282,574)

Income Taxes Benefit	-	-	-	-

Net Loss	$(526,260)	$(422,245)	$(1,437,739)	$(1,282,574)

Loss per share (Note 10):
Basic and assuming dilution	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding (Note 10):
Basic and assuming dilution	65,803,698	65,383,822	65,782,366	65,383,822

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows From Operating Activities:
Net loss	$(1,437,739)	$(1,282,574)
Adjustments to reconcile net loss to net cash (Used In) operating activities:
Non cash stock based compensation cost	205,165	563,048
Depreciation and amortization	255,997	114,027
Decrease (Increase) in receivables	(56,760)	(138,532)
(Decrease) Increase in accounts payable and accrued expenses	115,673	311,187
Net Cash (Used In) Operating Activities	(917,664)	(432,844)

Cash Flows From Investing Activities:
Payments for oil and gas properties and property and equipment	(6,430,344)	(2,657,784)
Net Cash (Used In) Investing Activities	(6,430,344)	(2,657,784)

Cash Flows From Financing Activities:
Proceeds from issue of common stock	9,333	10,965,598
Repayment of bank term debt	-	(51,797)
Payment for share issue costs	(15,000)	(1,185,449)
Net Cash Provided by Financing Activities	(5,667)	9,728,352

Effect of exchange rate changes on cash and cash equivalents	(14,542)	6,961

Net (decrease) increase in Cash and Cash Equivalents	(7,368,217)	6,644,685

Cash and cash equivalents at beginning of period	$10,141,125	$5,536,005
Cash and cash equivalents at the end of period	$2,772,908	$12,180,690

Supplemental Disclosures of Cash Flow Information:
Cash (received) during the period for interest	$(186,757)	$(241,027)
Cash paid during the period for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non cash stock based compensation cost	$205,165	$563,048

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

Operations

The Company’s initial exploration project is located in Kansas, and is a very low risk, low cost, low working interest, and limited upside project and which is not expected to be a significant contributor to future growth. Seven wells were drilled in Kansas during the fiscal year 2007, of which five wells were successful and became oil producers and two wells were unsuccessful. Our working interest (“WI”) in the Kansas AMI wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County and the net revenue interest (“NRI”) is either approximately 4.155% or 2.64%, respectively. The Company has committed to a current program of 14 wells for low-risk prospects in Stafford and Barton Counties. To-date the Company has participated in six wells, of which three are now on production (including one Stafford County well which was drilled under farm in arrangements and in which Index has a 2.5% WI) and three have been plugged and abandoned. Further activity is expected at approximately two wells per month dependent on commodity pricing and evaluation of the program to date.

The Company has made progress with its onshore drilling program in Texas and Louisiana with its interest in the Walker 1 discovery well (WI 12.5%, approximate NRI 9.36%) drilled in Louisiana in Fiscal Year 2006 and which began producing in August 2006 and its interest in Vieman 1 (19.5% WI, approximate NRI 14.56%) in Brazoria County Texas which began production in February 2007 and is currently recompleting.  The Hawkins 1 well (WI 12.5%, approximate NRI 10.01%), also in Texas, in Matagorda County, began production into the local pipeline grid in January 2008.  The Ruse and Dark wells, also in Matagorda County, were dry holes.

The Company also drilled two successful wells in south Texas. The Serrano well, renamed Friedrich Gas Unit 1 (WI 37.5%, approximate NRI 28.125%) , in Victoria County, found 13 feet of net gas pay with  production, since May 2007, of 20,550 per Mcfe, with net production of approximately 2,865 Mcfe in December 2007. The Habanero well, renamed Schroeder Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Goliad County, found 10 feet of net gas pay and began producing in August 2007 for total net production of 7,432 Mcfe and net production of 2,051 Mcfe in December 2007.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

The Ilse 1 well (WI 10% Before Project Payout and WI 8% After Project Payout, approximate NRI 6%), drilled in the New Taiton Project area in Wharton County, Texas, has been drilled to total depth of approximately 17,000 feet and logged. Analysis of the logs revealed two zones of interest in the Wilcox C and Wilcox A, respectively. The lowest zone, the Wilcox C, has been perforated and stimulated by a reservoir “fracture” process. Gas flow from the formation to surface has not been achieved. The preliminary decision from the operator was that this interval would not be productive and would not have any proved reserves. The well is currently suspended, pending a possible test to attempt to achieve gas flows from the upper zone of interest, the Wilcox A.

All non-operator members of the joint venture (“non-operators”), including Index, have agreed to a successor operator and have requested an audit of the accounting records of the original operator be performed in accordance with the Joint Operating Agreement.  The original operator, however, refused to sign a change in operator form to be filed with the Texas Railroad Commission.  The non-operators filed a Temporary Restraining Order and a Temporary Injunction against the original operator.  This was denied by the Court with parties ordered to mediate.  Mediation was held in October 2007 with no agreement reached.  An Injunction Hearing was held in late 2007 and is now in continuance status with dates being sought from the court for further proceedings.  Contemporaneous with these Hearing proceedings, non-operators have submitted a single-signature P4 (Change of Operator) Form to the Texas Railroad Commission and will file for binding arbitration under the Joint Operating Agreement.

Since July 26, 2007, the Company, as a joint interest owner, has received various Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of the Ilse property. Under Texas case law, the operator is deemed to be responsible for these unpaid amounts owed to third parties. The Company, along with other non-operators, is in the data gathering stage and is assessing the implications and magnitude of these Notices and other legal issues and the potential financial impact to the Company. The Company was billed for these services by the operator on their operating statements received to December 2007 and these costs have been accrued in our condensed consolidated financial statements as costs related to the Ilse well. It is the Company’s position that no other contingency accrual is currently required.

Capital costs associated with the Ilse 1 well have been held outside the full cost pool, because a determination as to whether the well has found proved reserves has not been completed. At the future point when a determination is made, the costs associated with Ilse 1 will be included in the full cost pool. To the extent that Ilse 1 does not find any proved reserves, ignoring all other unrelated factors, this will lead to higher unit depletion charges in future periods and makes it likely Index will suffer a ceiling test impairment charge. Index is carrying approximately $1.2 million of costs at December 31, 2007 related to the Ilse 1 well.

The George Cason 1 well, drilled on the Fern Lake prospect in Nacogdoches County, Texas, spudded on June 22, 2007 and reached a total depth of 11,147 feet on July 14, 2007 and produced approximately 1.0 MMcfe net in December 2007. This is the first well resulting from the agreements to reprocess seismic data and develop prospects to drill in up to four areas in Texas, Mississippi, and Alabama. The Company has drilled the Cason 2 well which has been successfully completed and tested and recently came on to production. The Cason 3 well spudded in early February 2008. Index has an approximate after payout interest of 18.36% WI and 13.77% NRI in all three Cason wells. Following this third well, a review will be undertaken of results and costs to date, prior to participating in any further leasing or drilling in the area.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

In December 2006, the Company announced that it has signed an exploration agreement to participate at 15% WI, subsequently increased to 20%, in the Supple Jack Creek lease area (formerly described as West). The first well, now named HNH Gas Unit 1, targeted gas in the Edwards Limestone in Lavaca County, Texas. The well reached a total depth of approximately 15,000 feet and is currently being evaluated following completion and testing operations. Subject to results, the Company will evaluate additional drilling, particularly in a success case. The gas unit designated for the well covers 566.59 acres. However, the contract Area of Mutual Interest (AMI) for the overall prospect extends over a much larger area, of which approximately 5,000 gross and net acres are currently under lease.

In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index had an initial 15% WI in the prospect, reducing to 13.5% after prospect payout. The Shadyside 1 well was drilled to a total depth of approximately 16,294 feet and due to non-participation by the former operator, Index now has a 30% working interest in the well.  The well is been hooked up and began flowing to sales in January 2008 at an initial rate of approximately 1,600 Mcf per day and 134 barrels of oil per day, gross. The Company is considering the potential of both deeper and shallower prospects on current leases.

In June 2007, the Company announced that it had entered into Participation and Joint Operating Agreements for the drilling of the Cow Trap project ("Cow Trap") to be located in Brazoria County, Texas. The Cow Trap well, named Ducroz 1 (WI 7.5%, approximate NRI 5.25%), targets gas in stacked Miocene objectives at depths ranging from 4,900 feet to 6,400 feet. The well had a total depth of approximately 6,500 feet. Ducroz 1 has been drilled, completed and tested at approximately 4,000 Mcf per day, and has recently been brought on to production with an initial flow rate of approximately 2,950 Mcf per day, combined from two intervals, and a small quantity of water production.

The Company announced in April 2007 that it has signed a Participation Agreement to explore for gas in the West Wharton prospect. This project could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas. Index has a 12.5% working interest in the project that will reduce to 9.38% after prospect payout. The first well, Outlar 1 (approximate NRI 7.0%), spudded on August 12, 2007 and reached total depth in September 2007. Testing of the well achieved test flow rates of approximately 1.6 million cubic feet of gas per day (mmcfpd) and 77 barrels of condensate per day (bcpd) using a 7/64ths choke. The Outlar 1 well produced a total of 5.7 MMcfe net in December 2007 ..  The Company has also participated in additional leasing opportunities with the operator.

In July 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well is planned to spud in the second calendar quarter 2008.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of December 31, 2007 and March 31, 2007 and for the nine months ended December 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore and Index Limited, after eliminating all significant intercompany accounts and transactions. Results of operations are included from the date of incorporation. For the reverse merger between the Company and Index Ltd. at January 20, 2006, the stockholder’s equity section and earnings per share in the Condensed Consolidated balance sheet at December 31, 2006 were restated to reflect the exchange of shares using a conversion ratio of approximately 2.857 shares of the Company to 1 share of Index Ltd.  Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2007 classifications.  These reclassifications have no impact on net income.

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
DECEMBER 31, 2007
(unaudited)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents, and Concentrations of Credit Risk

Cash and cash equivalents represent cash in banks. The Company considers any highly liquid debt instruments purchased with a maturity date of six months or less to be cash equivalents. The Company’s accounts receivable are concentrated among entities engaged in the energy industry, within the United States. Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts was $0 at December 31, 2007 and March 31, 2007.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at December 31, 2007 and 2006. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at December 31, 2007 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the nine months ended December 31, 2007 and 2006. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. No ceiling test write-down was recorded for the nine months ended December 31, 2007 and 2006. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

Other Property, Plant and Equipment

Other property, plant and equipment primarily includes computer software equipment and office furniture and fittings, which are recorded at cost and depreciated on a straight-line basis over useful lives of five and three years respectively. Repair and maintenance costs are charged to expense as incurred while acquisitions are capitalized as additions to the related assets in the period incurred. Gains or losses from the disposal of property, plant and equipment are recorded in the period incurred. The net book value of the property, plant and equipment that is retired or sold is charged to accumulated depreciation and amortization, and the difference is recognized as a gain or loss in the results of operations in the period the retirement or sale transpires.

Segment Information

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal period end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive gain /(loss) in the equity section of the balance sheet, with a cumulative total of $575 and $15,399 at December 31, 2007, and March 31, 2007, respectively, and foreign currency transaction gains/(losses) are included in the statement of operations

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS-123R”). This statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006 and to the unvested portion of all awards granted prior to that date. The Company adopted this statement using the modified version of the prospective application (modified prospective application). Under the modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original fair market value of those awards on the date of grant as calculated for recognition under SFAS 123. The compensation cost for these earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS 123. The impact of adoption of SFAS-123R decreased income from operations and income before income taxes and net income by $205,165 and $563,048 relating to stock option awards for the nine months ended December 31, 2007 and 2006 respectively and there was no impact on the Condensed Consolidated Statement of Cash Flows. The effect on net income per share for basic and diluted is $0.00 and $(0.01) for these respective periods. See Note 9 of the notes to the Condensed Consolidated Financial Statements for additional disclosure.

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
DECEMBER 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this new standard, effective April 1, 2007, with no impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at December 31, 2007 and March 31, 2007, respectively.

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

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00- 19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted the new pronouncement effective April 1, 2007 with no impact Company’s consolidated financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any noncontrolling interests in subsidiaries , but once adopted, the effects will be dependent upon acquisitions after that time.

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. This Statement provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Statement clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. The Statement expands disclosures about the use of fair vale to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including the financial statements for an interim period within that fiscal year. In November207, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities until October 2008.  The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

 INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at December 31, 2007 and March 31, 2007 consist of the following:

	December 31, 2007	March 31, 2007
Proved properties	$8,030,395	$3,254,211
Unevaluated and unproved properties	3,606,287	1,927,776
Gross oil and gas properties-onshore	11,636,682	5,181,987
Less: accumulated depletion	(569,070)	(315,937)
Net oil and gas properties-onshore	$11,067,612	$4,866,050

Included in the Company's oil and gas properties are asset retirement obligations of $73,119 and $41,552 as of December 31, 2007 and March 31, 2007, respectively.

Depletion expense was $253,134 and $113,538 or $25.77 and $22.10 per boe, or $4.30 and $3.68 per mcfe, of production for the nine months ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and March 31, 2007, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	December 31, 2007	March 31, 2007
Not subject to depletion-onshore:
Exploration costs	$2,766,593	$1,669,478
Cost of undeveloped acreage	839,694	258,298
Total not subject to depletion	$3,606,287	$1,927,776

It is anticipated that the cost of undeveloped acreage of $0.8 million and exploration costs of $2.8 million will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed. Included in exploration cost and undeveloped acreage costs at December 31, 2007 are approximately: $1.2 million related to the Ilse 1 well that has been drilled, but not fully tested or completed (see Note 1), $1.1 million related to undeveloped leasehold for the Supple Jack Creek project area and HNH Gas Unit 1 well, $0.2 million related to seismic reprocessing agreements, $0.1 million related to the West Wharton prospect area, $0.6 million related to the Cason 2 and 3 wells and $0.3 million related to the Alligator Bayou prospect.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Acquisitions and Dispositions

In the third quarter 2007, the Company announced that it plans to drill 14 low-risk wells in Stafford and Barton counties, Kansas. To-date the Company has participated in six wells, of which three are now on production and three have been plugged and abandoned. Further activity is expected at approximately two wells per month dependent on commodity pricing and evaluation of the program to date.

The Company announced in April 2007 that it has signed a Participation Agreement to explore for gas in the West Wharton prospect. This project could consist of up to four exploration wells within the area of mutual interest in Wharton County, Texas and the Company has recently participated in additional leasing opportunities with the operator.

In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana.

In June 2007, the Company announced that it had entered into Participation and Joint Operating Agreements for the drilling of the Cow Trap project ("Cow Trap") to be located in Brazoria County, Texas.

In July 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well is planned to spud in the second calendar quarter 2008.

See also Note 1 - Organization and Operations of the Company.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at December 31, 2007 and March 31, 2007 were as follows:

	December 31, 2007	March 31, 2007
Computer costs and furniture and fixtures, including foreign translation adjustment	$31,204	$23,858
Less: accumulated depreciation	(14,359)	(11,365)
Total other property and equipment	$16,845	$12,493

Depreciation expenses from continuing operations amounted to $2,863 and $489 for the nine months ended December 31, 2007 and 2006, respectively. There was no interest capitalized in property, plant and equipment at December 31, 2007 and 2006.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 4 - COMPREHENSIVE LOSS

For the nine months ended December 31, 2007 and 2006, comprehensive income (loss) consisted of the amounts listed below.

	For the Nine Months Ended December 31,
	2007	2006
Net loss	$(1,437,739)	$(1,282,574)
Foreign currency translation gain / (loss)	(14,824)	(1,804)
Comprehensive Loss	$(1,452,563)	$(1,284,378)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 5 - NOTES PAYABLE

Index Ltd. had incurred debt and raised capital through a series of rounds of fundraising from inception through December 31, 2006. The entire Index Ltd. convertible debt stockholder funding has been converted to common stock at par and additional paid in capital. After all conversion of stock, notes payable at December 31, 2007 and March 31, 2007 were $0.  There was no debt issue cost incurred during the nine months ended December 31, 2007 and 2006 and no debt issue amortization expense in the nine months ended December 31, 2007 and 2006.  There was no unamortized debt issue cost at December 31, 2007 and March 31, 2007. There were no outstanding bank loans at December 31, 2007 and March 31, 2007.

NOTE 6 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s Asset Retirement Obligation (“ARO”) during the nine months ended December 31, 2007 is as follows:

For the Nine Months Ended December 31, 2007
ARO as of beginning of period	$41,552
Liabilities incurred during period	31,567
Liabilities settled during period	-
Accretion expense	-
Balance of ARO as of end of period	$73,119

Of the total ARO, $73,119 is classified as a long-term liability at December 31, 2007. For each of the nine months ended December 31, 2007 and 2006, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures, with ongoing expenditures on the Kansas properties, and expenditures and commitments relating to wells in Texas and Louisiana arising out of the normal course of business.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has an original nine month lease, committed to in April 2007, and recently extended to May 2008, related to corporate housing for UK based officers while periodically working at the corporate office.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or Consultant terminates such engagement by written notice.

Stockholder Matters

There were no stockholder matters during the quarter ended December 31, 2007.

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

All non-operator members of the joint venture drilling the Ilse well (“non-operators”), including Index, have agreed to the appointment of a successor operator and have requested an audit of the accounting records of the original operator be performed in accordance with the Joint Operating Agreement.  The original operator, however, refused to sign a change in operator form to be filed with the Texas Railroad Commission.  The non-operators filed a Temporary Restraining Order and a Temporary Injunction against the original operator.  This was denied by the Court with parties ordered to mediate.  Mediation was held in October 2007 with no agreement reached.   An Injunction Hearing was held in late 2007 and is now in continuance status with dates being sought from the court for further proceedings.  Contemporaneous with these Hearing proceedings, non-operators have submitted a single-signature P4 (Change of Operator) Form to the Texas Railroad Commission and will file for binding arbitration under the Joint Operating Agreement.

Since July 26, 2007, the Company, as a joint interest owner, has received various Texas Property Code Notices of Intent to File Lien Against Property with regard to materials/equipment sold and/or leased and amounts owed to third parties by the operator of the Ilse property.  Under Texas case law, the operator is deemed to be responsible for these unpaid amounts owed to third parties.   The Company, along with other non-operators, is in the data gathering stage and is assessing the implications and magnitude of these Notices and other legal issues and the potential financial impact to the Company.  The Company was billed for these services by the operator on their operating statements received to December 2007 and these costs have been accrued in our condensed consolidated financial statements as costs related to the Ilse well. It is the Company’s position that no other contingency accrual is currently required.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 8 - CAPITAL STOCK

During the three months ended December 31, 2007, there were no stock transactions as follows:

Balance at September 30, 2007	65,803,698

Issuance of stock	-
Sale of stock	-
Balance of December 31, 2007	65,803,698

During the nine months to December 31, 2007 an executive officer and board member acquired, on the open market, 56,947 shares of our common stock, $0.001 par value, at an average price of $0.70 per share.  In addition, another executive officer and board member, acquired, on the open market, 10,000 shares of our common stock, $0.001 par value, at a price of $0.70 per share.

On August 13, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007.  As such, 25,000 unvested shares previously awarded to Mr. Williams in March 2007 were forfeited.   This resulted in a revision in our previous estimate of forfeiture rate for stock awards with a corresponding reduction in compensation expense of approximately $7,000 from grant date through December 30, 2007 and zero compensation expense in the quarter ended December 31, 2007.  In addition, compensation expense for the forfeiture of this award in the future will be reduced by approximately $23,400.

During the nine months ended December 31, 2007, the Company issued a stock award of 25,000 shares of common stock to an employee contingent on 183 days of continuous service.  Upon satisfaction of the terms of the award, the employee will be issued 25,000 shares of restricted common stock of the Company.

The net stock compensation expense for all stock award transactions for the quarter ended December 31, 2007 and 2006 was $10,242 and $35,844, respectively.

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006, effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. has allowed for the issuance of options to purchase 4,952,526 shares of Common Stock as at December 31, 2007.  Total compensation expense recorded for the issuance of stock options under the Stock Option Plan in the quarter and nine months ended December 31, 2007 was $53,183 and $194,255, respectively.

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
DECEMBER 31, 2007
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

During the nine months ended December 31, 2007, the Company also issued stock options to purchase 125,000 shares of common stock to a new employee, of which 62,500 options vested on date of grant.  In March 2007, stock options to purchase 500,000 shares of common stock were awarded to John Williams, of which 250,000 options vested on date of grant.

On August 13, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007.  As such, 250,000 unvested options previously awarded to Mr. Williams in March 2007 were forfeited and the term of exercise for the remaining 250,000 vested options is now approved by the Index Board to end on July 31, 2008. This resulted in a revision in our previous estimate of forfeiture rate for stock options with a corresponding reduction in compensation expense of approximately $20,000 from grant date through September 30, 2007, net of a correction to previously recorded compensation expense on this award of approximately $8,000 during the quarter ended December 31, 2007.  No other compensation expense for this award was recorded in the current quarter.  In addition, total compensation expense related to the forfeiture of this award of approximately $79,400 will no longer be recorded.

The remaining compensation expense associated with total unvested stock and stock option awards as of December 31, 2007, including transactions described above, was approximately $37,000, and will be recognized over the remaining weighted average vesting period.  Total overall stock based compensation expense was $63,425 and $208,047 for the three months ended December 31, 2007 and 2006, respectively.

Effective January 1, 2006, the Company began accounting for stock-based compensation under SFAS-123R, whereby the Company records compensation expense based on the fair value of awards described below.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors, employees and stockholders at December 31, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2007	5,077,526	$0.46
Granted	125,000	$0.83
Exercised	-	-
Canceled, forfeited or expired	(250,000)	$1.42
Outstanding at December 31, 2007	4,952,526	$0.42

The Company has assumed an annual forfeiture rate of 5% for the awards granted based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 9 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	4,577,526	3.08	$0.35	3,433,145	$0.35
$1.42	250,000	0.58	$1.42	250,000	$1.42
$0.83	125,000	4.75	$0.83	62,500	$0.83
$0.42	4,952,526	3.00	$0.42	3,745,645	$0.43

Warrants

The following tables summarize the changes in warrants outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable March 31, 2007	968,083	$0.13
Exercised	(66,662)	(0.14)
Exchanged	-	-
Canceled or expired	-	-
Outstanding and Exercisable at December 31, 2007	901,421	$0.13

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	138,655	2.75	$0.07	138,655	$0.07
$0.14	143,037	2.75	$0.14	143,037	$0.14
$0.14	253,961	2.75	$0.14	253,961	$0.14
$0.14	339,033	2.75	$0.14	339,033	$0.14
$0.14	26,735	2.75	$0.14	26,735	$0.14
	901,421	2.75	$0.13	901,421	$0.13

In June 2007, a total of 66,662 warrants were exercised at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued to a director.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the periods ended December 31, 2007 and 2006, excluded from diluted earnings per share are 901,421 and 1,092,676, respectively of warrants to acquire common stock. As of both December 31, 2007 and 2006, there are 4,577,526 of options to acquire the Company’s common stock that were excluded from the computation of diluted earnings per share and which at September 2007 excluded 375,000 of out of the money options.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Shares—basic	65,803,698	65,383,822	65,782,366	65,383,822
Dilution effect of stock option and awards at end of period	-	-	-	-
Shares—diluted	65,803,698	65,383,822	65,782,366	65,383,822
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	5,478,947	5,670,202	5,478,947	5,670,202
Earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

INDEX OIL AND GAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

NOTE 11 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the nine months ended December 31, 2007 and as of December 31, 2007, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and oil and gas property information below is based on physical location of the assets at the end of each period.

	December 31, 2007
	Total Oil & Gas Revenue	Total Oil and Gas Assets (1)
Kansas	$123,843	$828,416
Louisiana	124,316	2,706,403
Texas	226,104	8,116,292
Total	$474,263	$11,651,111

(1)
Total oil and gas property assets at December 31, 2007 are reported gross. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization and impairment is not allocated to properties. Asset Retirement Obligation assets are also not included.

NOTE 12 - SUBSEQUENT EVENTS

In January 2008 the Company committed to participate in the drilling of the Cason 3 well, and which spudded in early February 2008.

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

The following are key elements of our strategy:

 • a continued focus of our short and medium term efforts on known petroleum basins within the United States, and currently on projects  which are proximal to our current activities in the onshore part of the Gulf of Mexico basin;

 • the further development of our oil and gas reserves so that cash flow contributions can cover not only our overhead but also contribute toward increased capital requirements for investing in new and additional projects. We believe we can achieve this objective by utilizing a risk managed approach of investing in a portfolio of drilling opportunities. By combining a number of key metrics, our management is able to select and invest in the very best prospects. We have adjusted our business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on drilling that has the potential to deliver exponential growth. Index also protects itself and its investors by limiting any single prospect investment to a small percentage of the overall funding that the company has at its disposal.

Index’s current focus is directed towards:

•	Efficiently influencing the management of ongoing projects;
•	Identifying, characterizing, and capturing appropriate gas and oil opportunities; and
•	Efficiently using its business assets to raise additional capital as needed.

This current stage of the development of the Company includes new alliances. Furthermore, the Company has built a strong portfolio of prospects during the 2007 fiscal year for drilling in the 2008 fiscal year, which include potential high impact wells. The Company hopes to increase shareholder value by profitably increasing its reserves, production, cash flow and earnings, through a risk and equity balanced program of exploration and production drilling. The Company will also consider acquisitions, provided they can meet the Company’s metrics and augment its growth strategy and objectives.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

We had a net loss of $526,260 for the three months ended December 31, 2007 compared to a net loss of $422,245 for the three months ended December 31, 2006, primarily resulting from increased production, offset by an increase in depletion costs related to production. Overall general and administrative costs were relatively flat with increased advisory costs and business expenses and reduced interest income related to use of funds in operations offset by a decrease in stock compensation costs for historic grants, as a result of the passing of further vesting points and a forfeiture event.  The following table summarizes key items of comparison and their related increase (decrease) for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,		Increase/
	2007	2006	(Decrease)

Oil sales	$51,145	$123,135	$(71,990)
Gas sales	134,169	8,841	125,328
Total revenue	185,314	131,976	53,338
Production expenses:
Lease operating	46,798	30,413	16,385
Taxes other than income	12,575	12,669	(94)
General and administrative:
General and administrative	518,243	377,030	141,213
Stock-based compensation	63,425	208,047	(144,622)
Depletion — Full cost	106,678	61,093	45,585
Depreciation — Other	1,358	163	1,195
Impairment	-	-	-
Interest expense (income) and other	(37,503)	(135,194)	97,691
Income tax benefit (provision)	-	-	-
Net (loss) income	$(526,260)	$(422,245)	$(104,015)

Production:
Natural Gas — MMcf	18.907	1.345	17.562
Crude Oil — MBbls	0.843	2.180	(1.337)
Equivalent — Mboe	3.994	2.404	1.590
Equivalent — MMcfe	23.965	14.425	9.540

Average price per unit :
Gas price per Mcf	$7.10	$6.57	$0.53
Oil price per Bbl	$60.67	$56.48	$4.19
Equivalent per Boe	$46.40	$54.90	$(8.50)
Equivalent per Mcfe	$7.73	$9.15	$(1.42)

Average cost per Boe:
Production expenses:
Lease operating	$11.72	$12.65	$(0.93)
Taxes other than income	$3.15	$5.27	$(2.12)
General and administrative expense:
General and administrative	$129.76	$156.83	$(27.07)
Stock-based compensation	$15.88	$86.54	$(70.66)
Depletion expense	$26.71	$25.41	$1.30

Average cost per Mcfe:
Production expenses:
Lease operating	$1.95	$2.11	$(0.16)
Taxes other than income	$0.52	$0.88	$(0.36)
General and administrative expense:
General and administrative	$21.62	$26.14	$(4.52)
Stock-based compensation	$2.65	$14.42	$(11.77)
Depletion expense	$4.45	$4.24	$(0.21)

For the three months ended December 31, 2007, oil and gas sales were $185,314, an increase of $53,338 from the same period in 2006. The increase for the three months ended December 31, 2007 was primarily due to the increase in volumes of 9.5 MMcfe from 14.4 MMcfe to 24.0 MMcfe or approximately $74,000. The increase in volumes is primarily due to production in the current quarter from Vieman of 0.6 MMcfe, Schroeder of 5.1 MMcfe, Friedrich of 8.0 MMcfe, Outlar 1 of 5.7 MMcfe and Cason 1 of 1.0 MMcfe, offset primarily by lower Walker production in the quarter of 0.3 MMcfe. Oil production from Kansas was marginally lower. Additionally, revenue decreased approximately $20,000 due to a dip in commodity prices as our average price per Mcf equivalent decreased $1.42, or 15.5%, for the three months ended December 31, 2007 to $7.73 per Mcfe from $9.15 per Mcfe for the three months ended December 31, 2006. This is due to a higher proportion of gas in the production volume mix, together with changes in absolute product prices.

Lease operating expenses increased $16,385 for the three months ended December 31, 2007 as compared to the same period in 2006. The increase was primarily due to production from our new fiscal 2008 wells, the Friedrich, Schroeder Outlar 1 and Cason 1 wells, together with new wells that came on production in our Kansas properties. On a per unit basis, lease operating expenses decreased 7.6% from $2.11 per Mcfe in fiscal 2007 to $1.95 per Mcfe in fiscal 2008 due to changes in production volume mix.

Taxes other than income were broadly equivalent for the three months ended December 31, 2007 as compared to the same period in 2006 and on a per unit basis decreased $0.36 per Mcfe to $0.52 per Mcfe, reflecting a change in the mix and location of production. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation for the three months ended December 31, 2007 increased $141,213 to $518,243 compared to the same period in 2006 primarily due with increased advisory costs and business expenses, including travel.

Stock-based compensation expense was approximately $63,000 for the three months ended December 31, 2007, compared to approximately $208,000 for stock-based compensation in the same period of 2006. This is primarily due to a decrease in stock compensation costs of approximately $130,000 relating to historic grants, as a result of the passing of further vesting points and a forfeiture event.

Depletion expense increased $45,585 from the same period in 2006 to $106,678 for the three months ended December 31, 2007. This increase is primarily due to production from the Friedrich Schroeder, Outlar 1 and Cason 1 wells. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining proved reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased from $4.24 to $4.45 per Mcfe.

Interest income and other decreased $97,691 for the three months ended December 31, 2007 compared to the same period 2006. This decrease is due to use of cash in operations.

There was no provision for income taxes for the fiscal three months ended December 31, 2007 and 2006 due to a 100% valuation allowance recorded for the nine months ended December 31, 2007 and 2006, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

We had a net loss of $1,437,739 for the nine months ended December 31, 2007 compared to a net loss of $1,282,574 for the nine months ended December 31, 2006, primarily resulting from increased production, offset by an increase in depletion costs related to production and small increases in other general and administrative costs and other operating expenses. This increased cost was primarily related to an increase in advisory costs, business expenses (including travel) and director costs, as well as, a decrease in interest income related to use of funds in operations offset by a decrease in stock compensation costs for historic grants, as a result of the passing of further vesting points and a forfeiture event.  The following table summarizes key items of comparison and their related increase (decrease) for the nine months ended December 31, 2007 and 2006.

	Nine Months Ended December 31,		Increase/
	2007	2006	(Decrease)

Oil sales	$210,929	$294,059	$(83,130)
Gas sales	263,334	11,728	251,606
Total revenue	474,263	305,787	168,476
Production expenses:
Lease operating	106,294	68,018	38,276
Taxes other than income	35,502	22,303	13,199
General and administrative:
General and administrative	1,495,800	1,061,992	433,808
Stock-based compensation	205,165	563,048	(357,883)
Depletion — Full cost	253,134	113,538	139,596
Depreciation — Other	2,863	489	2,374
Impairment	-	-	-
Interest expense (income) and other	(186,756)	(241,027)	54,271
Income tax benefit (provision)	-	-	-
Net (loss) income	$(1,437,739)	$(1,282,574)	$(155,165)

Production:
Natural Gas — Mcf	40.035	4.814	35.221
Crude Oil — MBbls	3.150	1.941	(1.209)
Equivalent — Mboe	9.822	5.137	4.685
Equivalent — MMcfe	58.935	30.825	28.110

Average price per unit :
Gas price per Mcf	$6.58	$6.04	$0.54
Oil price per Bbl	$66.96	$61.08	$5.88
Equivalent per Boe	$48.29	$59.53	$(11.24)
Equivalent per Mcfe	$8.05	$9.92	$(1.87)

Average cost per Boe:
Production expenses:
Lease operating	$10.82	$13.24	$(2.42)
Taxes other than income	$3.61	$4.34	$(0.73)
General and administrative expense:
General and administrative	$152.29	$206.73	$(54.44)
Stock-based compensation	$20.89	$109.61	$(88.72)
Depletion expense	$25.77	$22.10	$3.67

Average cost per Mcfe:
Production expenses:
Lease operating	$1.80	$2.21	$(0.41)
Taxes other than income	$0.60	$0.72	$(0.12)
General and administrative expense:
General and administrative	$25.38	$34.45	$(9.07)
Stock-based compensation	$3.48	$18.27	$(14.79)
Depletion expense	$4.30	$3.68	$0.62

For the nine months ended December 31, 2007, oil and gas sales increased $168,476, from the same period in 2006, to $474,263. The increase for the nine months ended December 31, 2007 was primarily due to the increase in volumes of 28.1 MMcfe from 30.8 MMcfe to 58.9 MMcfe or approximately $227,000. The increase in gas volumes of 38.1 MMcfe is primarily due to new volumes in the current year from Vieman of 3.2 MMcfe, Schroeder of 7.4 MMcfe, Friedrich of 20.6 MMcfe, Outlar 1 of 5.7 MMcfe and Cason 1 of 1.0 MMcfe. Production from the Walker well and in Kansas was lower in the fiscal 2008 nine months than in the previous year. Additionally, revenue decreased approximately $58,000 due to lower commodity prices as our average price per Mcf equivalent decreased $1.87 per Mcfe or 18.9%, in fiscal 2007 to $8.05 per Mcfe from $9.92 per Mcfe in fiscal 2007. This is primarily due to a higher proportion of gas in the production volume mix.

Lease operating expenses increased $38,276 for the nine months ended December 31, 2007 as compared to the same period in 2006. The increase was due primarily to increased production from our new wells, Friedrich, Schroeder, Outlar 1 and Cason 1, which have come on production, together with Vieman. On a per unit basis, lease operating expenses decreased 18.6% from $2.21 per Mcfe in fiscal 2008 to $1.80 per Mcfe in 2008 due to an increase in production volumes and a different set of wells coming into production.

Taxes other than income increased $13,199 for the nine months ended December 31, 2007 as compared to the same period in 2006 due to higher oil and gas revenues and a change in the mix and location of production and on a per unit basis decreased $0.14 per Mcfe to $0.60 per Mcfe. Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation for the nine months ended December 31, 2007 increased $433,808 to $1,495,800 compared to the same period in 2006 primarily due to increased management costs from the growth in operations of the Company. In addition there were increased costs of being a public company. Salaries, benefits and business expenses for employees/directors increased approximately $300,000, reflecting in part an adverse foreign exchange effect. SEC filing fees, investor relations costs and other professional fees also increased approximately $128,000.

Stock-based compensation expense was approximately $205,000 for the nine months ended December 31, 2007, compared to approximately $563,000 for stock-based compensation in the same period of 2006. This is primarily due to a stock-based award in 2006 granted to all officers and directors, at the effective date of the reverse merger with Index Ltd., whose cost is almost 90% charged, offset by a smaller award of stock to a new employee which vested at 50% in 2007 and the forfeiture of a contingent stock award and stock options by a former director.

Depletion expense increased $139,596 from the same period in 2006 to $253,134 for the nine months ended December 31, 2007. This increase is primarily due to production from our new wells, the Friedrich, Schroeder, Outlar 1 and Cason 1 wells, together with Vieman, that came on production in fiscal 2008. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining proved reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased from $3.68 to $4.30 per Mcfe.

Interest income and other decreased $54,271 for the nine months ended December 31, 2007 compared to the same period 2006. This decrease is due to the utilization of cash in operations.

There was no provision for income taxes for the fiscal nine months ended December 31, 2007 and 2006 due to a 100% valuation allowance recorded for these periods, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended December 31, 2007 and 2006 we used cash for operational purposes and invested in oil and gas properties. Operating revenue fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. See below for additional discussion and analysis of cash flow.

	Nine Months Ended December 31,
	2007	2006
Cash flows (used in) operating activities	$(917,664)	$(432,844)
Cash flows (used in) investing activities	(6,430,344)	(2,657,784)
Cash flows provided by financing activities	(5,667)	9,728,352
Effect of exchange rate changes	(14,542)	6,961

Net increase (decrease) in cash and cash equivalents	$(7,368,217)	$6,644,685

Operating Activities

Net cash outflow from operating activities during the nine months ended December 31, 2007 was $917,664 which was an increased outflow of $484,820 from $432,844 net cash outflow during the nine months ended December 31, 2006. This increase was primarily due to phasing impacts in working capital items, together with higher operating expenses and taxes on our properties, as well as higher general and administrative expenses, related to an increase in salaries, benefits and business expenses for employees/directors, investor relations costs and other professional and advisory fees. Revenues were higher due to increased production and sales volumes, offset by lower average commodity prices, due to an increased proportion of gas volumes. Average equivalent prices decreased $1.87 from $9.92 per Mcfe in the nine months ended December 31, 2006 to $8.05 per Mcf in the nine months ended December 31, 2007. Production volumes increased 28.1 MMcfe from 30.8 MMcfe in the nine months ended December 31, 2006 to 58.9 MMcfe in the nine months ended December 31, 2007. We expect the remainder fiscal year 2008 production to increase, but we are unable to predict the future.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the nine months ended December31, 2007 was $6,430,344, which was an increase of $3,772,560 from $2,657,784 of cash used in investing activities during the fiscal year ended December 31, 2006. This increase was due to increased exploration and development activity. The main approximate capital expenditures on the current year exploration and drilling projects in the nine months to December 31, 2007 were on operations on the following wells / projects : Cason wells $1,300,000, Shadyside 1 $2,400,000, Outlar 1 and the West Wharton prospect $800,000, Ducroz 1 $400,000, Alligator Bayou $300,000 and the Supple Jack Creek prospect and HNH Unit 1 $900,000.

Financing Activities

Net cash provided by financing activities decreased $9,734,019 during the nine months ended December 31, 2007 to $(5,667) as compared to $9,728,352 during the nine months ended December 31, 2006. During the nine months ended December 31, 2007, a director exercised a total of 66,662 warrants at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued.  Additionally, share issue costs were incurred in the amount of $15,000.

Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

As of December 31, 2007 and 2006, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Plan of Operation for 2008

On an annual basis, we generally fund most of our capital and exploration activities, including oil and gas property acquisitions, with cash generated from operations and from equity financings. We have budgeted and planned for capital expenditures relating to the work program described in Note 1 of the Condensed Consolidated Financial Statements.

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

Interest Sensitivity

Since we do not have any long-term debt subject to variable interest rates, we are not exposed to interest rate sensitivity at December 31, 2007.

Item 4. Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting that occurred during the our fiscal quarter ended December 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the nine months ended December 31, 2007 and have not been previously disclosed in our Current Reports on Form 8-K:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On December 16, 2007, a Company director, Michael Scrutton, passed away. The company is currently evaluating potential directors to replace the Board position.

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

INDEX OIL AND GAS, INC.

Date: February 14, 2008	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: February 14, 2008	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer (and acting Principal Accounting Officer)