Form 10-K/A
period 2008-03-31
Index Oil & Gas Inc.
filed 2008-07-29
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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

Title of each class
Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on September 28, 2007 was $46,365,872.

As of July 15, 2008, there were outstanding 71,473,994 shares of common stock.

Documents Incorporated By Reference

None

EXPLANATORY NOTE

Index Oil and Gas Inc. (hereinafter referred to as “Index”, “Index Inc.”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, originally filed on June 30, 2008 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (SEC) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 31, 2008.

Name	Age	Position(s)	Director Since

Lyndon West (1)	48	Director and Chief Executive Officer	January 2006
Andrew Boetius (1)	44	Director and Chief Financial Officer (Principal Accounting Officer and Principal Accounting Officer)	January 2006
Daniel Murphy (1)	65	Chairman of the Board of Directors and Secretary	January 2006
David Jenkins (1)	58	Director	January 2006

(1)	Each of the respective directors and officers of the Company was appointed to his position effective as of January 20, 2006.

Background of Executive Officers and Directors

The following sets the biographical information about our executive officers and directors as provided to us each respective individual:

Mr. Lyndon West, who founded Index Ltd in February of 2003, has been the Chief Executive Officer (“CEO”) of the Company since January 20, 2006. Mr. West has 25 years experience in the oil and natural gas Industry. Prior to the foundation of Index Ltd, Mr. West was New Venture Services Practice Director and previously CEO of the International Division of IHS Energy where he was responsible for the development of business relationships worldwide. Mr. West joined IHS Energy from IEDS Limited, a venture capital backed company he co-founded and managed from start-up through to the eventual acquisition by IHS Energy in 1998.

Mr. Andrew Boetius, a founding director of Index Ltd, has been the Chief Financial Officer (“CFO”) and a Director of the Company since January 20, 2006. Mr. Boetius, a qualified UK Chartered Management Accountant, has spent the majority of his career in the exploration, production, and energy sectors. He held a number of roles during a 14 year career with Amerada Hess Corporation, both in its upstream and downstream businesses. In his last role Mr. Boetius held the role of Finance Director for its United Kingdom (“UK”) energy marketing and trading business, and was a member of the management team that successfully sold this division to the TXU group. Prior to joining Index he performed an interim management role for Fortum Group, successfully achieving the divestment of their UK energy marketing business.

Mr. Daniel Murphy has been the Chairman of the Board of Directors (“Chairman”) and Secretary of the Company since January 20, 2006. Mr. Murphy joined Index in early 2005 and shortly afterward, was appointed Chairman of Index Ltd and then, Chairman of Index in January 2006.  Mr. Murphy has over 40 years of experience in energy sector industries. He has held management and executive positions (career roles have included Chairman, CEO, President, Company and Non-executive Director and Project Director) in major international operating and contracting companies such as Shell Oil, IIAPCO, Occidental Petroleum, Intrepid Energy (North Sea) Ltd, Santa Fe International, Brown & Root, Kvaerner H&G, and Aker Maritime (UK) Ltd. Mr. Murphy’s worldwide operational experience includes the Gulf of Mexico, South East Asia, Middle East, South America, North Africa, Poland and the North Sea. Until the sale of Intrepid Energy (North Sea) Ltd. in 2004 Mr. Murphy served as Engineering and Production Director for over seven years where he was instrumental in the development and delineation of the giant Buzzard field, a 500 million plus (recoverable) barrel oil find.

Mr. David Jenkins has been a founding Director of Index Ltd and the Company since January 20, 2006. Mr. Jenkins has 34 years experience in global hydrocarbon exploration. He was instrumental in developing the integrated exploration process that resulted in Conoco being an industry leader in terms of commercial success rate and the number of significant discoveries of a size greater than 100 million Boe. In addition Mr. Jenkins was responsible for the analysis and opinion that led to major discoveries in the Gulf of Paria (Venezuela) and the Cuu Long basin in Vietnam. Projects for ConocoPhillips included the evaluation and ranking of over 50 basins and 100+ plays to develop a high-grade, focused exploration program. From 2005 to May 2008, Mr. Jenkins headed up the International New Ventures Group within Marathon Oil

Dr. Michael Scrutton was a Director of the Company from January 20, 2006 until his death in December 2007.

All current directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of the Board of Directors. Some of our directors and executive officers also serve in various capacities with our subsidiaries.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act as of March 31, 2008:

Name and Relationship	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Lyndon West	0	0	0
Andrew Boetius	0	0	0
Daniel Murphy	0	0	0
David Jenkins	0	0	0
Michael Scrutton	0	0	0

Audit Committee

The Company does not have an audit committee. The full Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit. The Board has not adopted any written charter governing its activity as the de facto audit committee. The Board of Directors does not currently contain an independent financial expert.

Item 11.  Executive Compensation.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of our chief executive officer and other named executive officers and directors with annual compensation exceeding $100,000 during the year ended March 31, 2008:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Lyndon West CEO and Director (2)	2008	169,930 (4)	--	--	-- (5)	--	--	16,993 (6)	186,923
	2007	118,501 (4)	73,553	--	-- (5)	--	--	--	192,054
Andrew Boetius CFO and Director (3)	2008	158,603 (4)	--	--	-- (5)	--	--	15,860 (6)	174,463
	2007	114,415 (4)	68,649	--	-- (5)	--	--	--	183,064
Daniel Murphy Chairman	2008	158,603 (4)	--	--	-- (5)	--	--	20,267 (6)	178,870
	2007	114,415 (4)	68,649	--	-- (5)	--	--	--	183,064

(1)
With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive officers received any other compensation, perquisites or personal benefits in excess of $10,000 in the year ended March 31, 2007.

(2)	Appointed as the Company’s CEO and a director in January of 2006.
(3)	Appointed as the Company’s CFO and a director in January of 2006.
(4)
From April 1, 2006 to October 30, 2006, Mr. West, Mr. Boetius and Mr. Murphy received an annual salary of $98,070 each. Effective as of November 1, 2006, their annual salaries were increased to $147,105, $137,298 and $137,298, respectively. On April 1, 2007, their annual salaries increased to 169,930, $158,603 and $158,603, respectively.  The amounts stated for fiscal year 2007 (ended March 31, 2007) represent their aggregate salaries paid based on a pro rata basis of the applicable annual base salary amounts.

(5)
The remaining 370,916 stock options out of the original grant by the Company of 1,482,584 stock options made on January 20, 2006 to each of Mr. West and Mr. Boetius vested during the fiscal year ended March 31, 2008. The remaining 277,717 stock options out of the original grant by the Company of 1,110,870 stock options made on January 20, 2006 to Mr. Murphy vested during the fiscal year ended March 31, 2008.  During the fiscal year ended March 31, 2007, 370,916 stock options out of the original grant by the Company of 1,482,584 stock options made on January 20, 2006 to each of Mr. West and Mr. Boetius vested. In addition, 277,717 stock options out of the original grant by the Company of 1,110,870 stock options made on January 20, 2006 to Mr. Murphy vested during the fiscal year ended March 31, 2007.

(6)	Represents an annual pension contribution equal to ten percent of base annual salary for Mr. West, Mr. Boetius and Mr. Murphy. It also includes a pro rata portion for seven months of annual contribution by the Company to Mr. Murphy’s medical and life insurance in the combined amount of $4,407.

All 2008 and 2007 British pound-denominated executive compensation amounts were translated into U.S. dollars based on March 31, 2008 and March 30, 2007 exchange rates of U.S. $1.9875 and $1.9614, respectively equal one British pound.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers and directors regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2008:

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Lyndon West	1,482,584	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Andrew Boetius	1,482,584	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Daniel Murphy	1,110,871		--	0.35	1/20/11	N/A	N/A	N/A	N/A

David Jenkins	301,375	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Michael Scrutton	200,112	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Lyndon West	--	--	--	--	--	--	--
Andrew Boetius	--	--	--	--	--	--	--
Daniel Murphy	--	--	--	--	--	--	--
John Williams	--	--	--	--	--	--	--
David Jenkins	18,900 (1)	--	--	--	--	--	18,900
Michael Scrutton	16,101 (1)	--	--	--	--	--	16,101

(1)
The salaries for Mr. Jenkins and Mr. Scrutton in the year to March 31, 2008 were $1,575 per month and $1,789 per month, respectively. The amounts stated represent Mr. Scrutton’s aggregate annual compensation paid on a pro rata basis of the applicable annual salary until his death in December 2007.

With the exception of Michael Scrutton and David Jenkins, we do not currently pay our directors for attending meetings of our Board of Directors, although we expect to adopt a policy for compensating directors for attending meetings of our Board of Directors in the future. Several of our directors, who are also our officers, receive compensation for the services rendered to us pursuant to their employment agreements entered into with either our Company or Index Ltd., our wholly owned subsidiary.

Employment Agreements

Index Ltd had initially entered into employment and non-executive agreements, with the following five directors of Index Ltd, which became effective as of January 1, 2006. Subsequently, Mr. Jenkins’ non-executive agreement was assigned and transferred from Index Ltd. to Index. In connection with these agreements, Mr. West, Mr. Boetius, Mr. Murphy and Mr. Scrutton (until December 2007) serve as directors and/or officers of our Company and will be compensated for the provision of services to us pursuant to the agreements entered into with Index Ltd.  Mr. Jenkins serves as a non-executive director of our Company and will be compensated for the provision of his services to us pursuant to his employment agreement as assigned by Index Ltd. The following are the material terms of these agreements:

•	Full time Employment Agreements with Mr. West and Mr. Boetius. The agreements initially provided for Mr. West and Mr. Boetius to receive each an annual salary of $90,909 per year. Effective as of April 1, 2007, Mr. West’s annual salary was $169,930 and Mr. Boetius’ annual salary was $158,600. Mr. West’s and Mr. Boetius’ employment agreements provide for continuous employment without a set date of termination. Index Ltd may terminate Mr. West’s or Mr. Boetius’ employment when Mr. West or Mr. Boetius, respectively reach such age as Index’s Board of Directors determines as the appropriate retirement age for the senior employees of our Company. Mr. West and Mr. Boetius may terminate their employment with Index Ltd upon not less than 3 months notice. Additionally, Index Ltd may terminate Mr. West’s and/or Mr. Boetius’ employment agreement upon not less than 6 months notice. Pursuant to Termination of Control protection, upon termination of Mr. West’s or Mr. Boetius’ employment due to a change of control of Index Ltd, Mr. West and/or Mr. Boetius are entitled to severance pay. The severance pay is equal to four times the amount of Mr. West’s or Mr. Boetius’ compensation package, respectively, as defined in the agreements;

•
A full time Employment Agreement with Mr. Murphy. The agreement initially provided for Mr. Murphy to receive an annual salary of $75,000 per year, which effective as of April 1, 2007, was $158,600. Mr. Murphy’s is employed continuously by Index Ltd. without a set date of termination; however, his employment is terminated immediately upon his death or permanent disability. Index Ltd. may also terminate Mr. Murphy’s employment upon six months notice. Mr. Murphy may terminate his employment upon three months notice to Index Ltd. Pursuant to his employment agreement Index Ltd. provides Mr. Murphy with Directors Liability Insurance and contributes to his private pension plan. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Murphy to receive an amount equivalent to four times of annual compensation amount; and

•	Non executive director Service Agreements with Mr. Scrutton and Mr. Jenkins, whose non-executive director Service Agreement was subsequently assigned to Index Oil by Index Ltd. Under the Agreements during the year ended March 31, 2008 Mr. Jenkins received a salary of $1,575 per month, and Mr. Scrutton received a salary of $1,789 per month. Mr. Scrutton’s employment terminated in December 2007 upon his death. Mr. Jenkins’ employment is terminated immediately upon his death or permanent disability. Mr. Jenkins’ employment may also be terminated by Index Oil or Index Ltd, as applicable, upon three months written notice. Mr. Jenkins may terminate his employment upon three months written notice to the applicable entity. Pursuant to his employment agreement, as an alternative to serving notice, Index Oil or Index Ltd., as applicable, may, in its absolute discretion, terminate his employment without prior notice and make a payment in compensation for loss of employment equal to the salaries which he would otherwise have received during his notice period. Furthermore, his employment agreement provides for a Termination of Control Protection which entitles Mr. Jenkins to achieve vesting of his unvested stock options up to the date of termination.

*	Certain compensation amounts are based on salaries that are to be paid in British pounds. All 2008 and 2007 British pound-denominated executive compensation amounts were translated into U.S. dollars based on March 31, 2008 and March 31, 2007 exchange rates of U.S. $1.9875 and $1.9614, respectively equal one British pound.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our named executive officers,

•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 30, 2008, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of June 30, 2008. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and Address of Owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1) (2)	Percentage of Class

Lyndon West c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	CEO and Director	5,801,671 (3)	7.92%

Andrew Boetius c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	Chief Financial Officer and Director	2,740,553 (4)	3.75%

Daniel Murphy c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	Chairman of the Board and Secretary	1,548,924 (5)	2.13%

David Jenkins c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	Director	1,303,228 (6)	1.82%

Douglas Wordsworth 44 Heath Lane, Little Sutton, Ellesmere Port, Cheshire, UK CH66 NT	Common Stock	--	3,829,433 (7)	5.35%

All officers and Directors as a Group (4 persons)	Common Stock	--	11,394,376	14.96%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the stockholders for a vote.
(2)
Applicable percentage ownership is based on 71,455,594 shares of Common Stock outstanding as of June 30, 2008, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2008, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of June 30, 2008, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (i) warrants to purchase 266,380 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 1,482,584 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.

(4)
Includes (i) warrants to purchase 124,488 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 1,482,584 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.

(5)	Includes (i) options to purchase 1,110,871 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.
(6)
Includes (i) warrants to purchase 12,539 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 200,112 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.

(7)	Includes warrants to purchase 42,126 shares of Common Stock of the Company exercisable at $0.14 per share which are presently exercisable or exercisable within 60 days.

2006 Incentive Stock Option Plan

On March 14, 2006, and effective as of January 20, 2006, we adopted the 2006 Incentive Stock Option Plan (the “Plan”) providing for the issuance of up to 5,225,000 shares of Common Stock underlying the incentive stock options, to be awarded to our Company’s and/or its subsidiaries’ officers, directors, employees and consultants. Pursuant to the Plan, (i) during the 2006 fiscal year, we granted options to purchase an aggregate of 4,577,526 shares of our Common Stock exercisable at $0.35 per share to the newly appointed directors and officers that held options to purchase ordinary shares of Index Ltd prior to the completion of the reverse merger, as well as to our newly appointed directors and officers; (ii) during the 2007 fiscal year, we granted options to purchase 500,000 shares of our Common Stock exercisable at $1.42 per share to a former executive officer, of which 250,000 options to purchase shares of our Common Stock expire on July 31, 2008 and 250,000 options to purchase shares of our Common Stock were forfeited upon his resignation effective November 1, 2007; and (iii) during the 2008 fiscal year, we granted options to purchase 375,000 shares of our Common Stock to employees and consultants exercisable at prices ranging from $0.51 to $0.83.

The principal terms and conditions of the stock options granted under the Plan are that vesting of the options granted occurs in three stages (unless otherwise agreed to by the board of directors): (1) 50% on the date of the grant; (2) 25% on the first anniversary of the grant date; and (3) 25% on the second anniversary of the grant date. The stock options granted under the Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised stock options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or (5) 12 months after the retirement of the options holder from a position with Index.

Of the options to purchase an aggregate of 5,077,526 shares of Common Stock that were granted under the Plan, the following stock options have been granted to our directors and/or officers:

Lyndon West	1,482,584 options
Andrew Boetius	1,482,584 options
Daniel Murphy	1,110,871 options
David Jenkins	200,112 options
Michael Scrutton (deceased)	301,375 options

Stock Grants

Effective as of January 20, 2006, we granted bonus awards, in the form of shares of our common stock as follows: 101,265 to Mr. Lyndon West and 101,264 to each of Messrs. Andrew Boetius and David Jenkins, in consideration of Index Ltd reaching certain performance objectives. On March 31, 2007, in consideration of the Company reaching certain performance objectives, we granted bonus awards, in the form of 37,500 shares of our common stock to a former executive officer, of which 25,000 shares of common stock were forfeited upon his resignation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None in the current fiscal year ended March 31, 2008.

Parents

None.

Promoters and control persons

None.

Board of Directors Determination of Independence

Our Board of Directors has determined that Mr. David Jenkins is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $100,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

Although we are not listed on a NASDAQ stock market, we have adopted the NASDAQ definition of independence to determine the independence of our board members.  As an over-the-counter bulletin board company, we are not required to maintain and do not maintain a majority of our board as independent directors.  If we are to apply for listing on a stock exchange, we will be required to meet that exchange's specific requirements for board of directors independence prior to listing or within the periods prescribed by transition rules for the exchange.

Item 14.  Principal Accountant Fees and Services.

All fees for 2008 and 2007 set forth in the table below were pre-approved by the Board of Directors which determined that such services would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

Fees Paid to RBSM LLP for Fiscal Years 2008 and 2007:

	FYE 2008		FYE 2007
	$	%	$	%

Audit Fees	104,850	88.3	222,000	87.4
Audit-Related Fees	-	-	-	-
Tax Fees	10,525	8.9	15,000	5.9
All Other Fees (1)	3,350	2.8	17,000	6.7

______________________
(1)
Fees for other professional services related to our Registration Statements that we filed with the SEC on Form SB-2 and on Form S-8 rendered by our principal accountants during the fiscal years ended March 31, 2007 and March 31, 2008.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)   (1)(2) Financial Statements and Financial Statement Schedules

No financial statements or schedules are filed with this report on Form 10-K/A.

(3) Exhibits

The following is a list of the exhibits filed or furnished with this report on Form 10-K/A. The full list of the exhibits to the Original Report can be found in the Exhibit Index which precedes immediately the exhibits filed or furnished with this Amendment.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS INC.

Date: July 29, 2008	By:	/s/ Lyndon West
Lyndon West
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description
3(i)(1)	Articles of Incorporation of Index Oil and Gas Inc., Inc. (4)

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

3(ii)	Bylaws of Index Oil and Gas Inc. (4)

10.1	Acquisition Agreement between Index Oil and Gas Inc., certain stockholders of Index Oil & Gas Ltd, and Briner Group Inc. dated January 20, 2006. (1)

10.2	Form of Share and Warrant Exchange Agreement entered into by and between Index Oil and Gas Inc., Inc. and certain Index Oil & Gas Ltd stockholders. (1)

10.3+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Lyndon West, dated January 20, 2006. (1)

10.4+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Andy Boetius, dated January 20, 2006. (1)

10.5+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Daniel Murphy, dated January 20, 2006. (1)

10.6+	Letter Agreement entered into by and between Index Oil & Gas Ltd and David Jenkins, dated January 20, 2006. (1)

10.7+	Letter Agreement entered into by and between Index Oil & Gas Ltd and Michael Scrutton, dated January 20, 2006. (1)

10.8+	Employment Agreement entered into by and between Index Oil and Gas Inc. and John G. Williams, dated August 29, 2006. (5)

10.9	Form of Subscription Agreement dated as of January 20, 2006. (1)

10.10	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (6)

10.11	Form of Registration Rights Agreement dated as of August 29, 2006. (6)

10.12+	Index Oil and Gas Inc. 2006 Incentive Stock Option Plan. (9)

10.13	Securities Purchase Agreement dated as of November 5, 2007. (10)

10.14	Form of Warrant to Purchase Common Stock. (10)

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil and Gas Inc. adopted by the Company’s Board of Directors on March 31, 2006. (3)

21.1	List of subsidiaries of the Company. (11)

23.1	Consent of RBSM LLP. (11)

23.2	Consent of Ancell Energy Consulting, Inc. (11)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (11)

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (11)

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
(6) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 11, 2006.
(7) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 28, 2006.
(8) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on October 11, 2006.
(9) Incorporated by reference to the Company’s Registration Statement filed on Form S-8 with the SEC on October 3, 2007.
(10) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on February 29, 2008.
(11) Incorporated by reference to the Company’s Annual Report filed on Form 10-K with the SEC on June 30, 2008.