Form 10-Q
period 2008-06-30
Index Oil & Gas Inc.
filed 2008-08-14
CIK 1289255

 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 000-51430

INDEX OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0815369 (I.R.S. Employer Identification No.)

10000 Memorial Drive, Suite 440 Houston, Texas 77024 (Address of principal executive offices)

(713) 683-0800
(Registrant’s Telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [    ]                                                                                                Accelerated filer  [    ]

Non-accelerated filer    [    ]                                                                                 Smaller reporting company   [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of August 12, 2008 was 71,495,434.

	Table of Contents

Part I –	Financial Information
	Item 1. Financial Statements (unaudited)	3
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4T. Controls and Procedures	30
Part II –	Other Information	31
	Item 1. Legal Proceedings	31
	Item 1A. Risk Factors	31
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 3. Defaults upon Senior Securities	32
	Item 4. Submission of Matters to a Vote of Security Holders	32
	Item 5. Other Information	32
	Item 6. Exhibits	32
Signatures		33
Exhibit Index
Rule 13a-14(a) Certification executed by Lyndon West
Rule 13a-14(a) Certification executed by Andrew Boetius
Section 1350 Certification

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements:

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,074,802	$2,537,302
Accounts receivable	915,712	970,794
Other receivables (Note 2)	4,661	5,402
Other current assets (Note 2)	31,919	43,460
Total current assets	3,027,093	3,556,958

Oil and natural gas properties, full cost method, net of accumulated depletion (Notes 2, 3, 6 and 10)	12,163,178	12,595,091
Property and equipment, net of accumulated depreciation (Note 3)	28,173	26,031
Total oil and natural gas properties and property and equipment, net	12,191,351	12,621,122
Total assets	$15,218,444	$16,178,080

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$305,764	$667,133
Accrued liabilities	98,666	358,761
Total current liabilities	404,430	1,025,894
Long-term liabilities:
Asset retirement obligation (Note 5)	88,209	88,209
Total liabilities	492,639	1,114,103

Commitments and contingencies (Note 6)	-	-

Stockholders' equity: (Notes 4, 6, 7, 8 and 9)
Common stock, $0.001 par value; authorized 150 million shares; issued 71,473,994 shares and 71,369,880 shares at June 30, 2008 and March 31, 2008, respectively (see Note 7)	71,474	71,370
Additional paid-in capital	21,818,529	21,738,764
Other comprehensive (loss) income (Note 4)	(3,729)	1,510
Accumulated deficit	(7,160,470)	(6,747,667)
Total stockholders' equity	14,725,804	15,063,977
Total liabilities and stockholders' equity	$15,218,444	$16,178,080

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Natural gas sales	$1,071,543	$63,951
Oil sales	357,534	87,421
Total revenues (Note 10)	1,429,077	151,373
Operating Costs and Expenses:
Lease operating expense	190,340	22,279
Depreciation, depletion, and amortization	766,183	73,401
Production taxes	99,185	11,970
General and administrative costs	792,096	569,876
Total operating costs and expenses	1,847,805	677,526
Operating loss	(418,728)	(526,153)

Other (income)
Interest income	(5,926)	(89,316)
Total other expense	(5,926)	(89,316)

Loss before income taxes	(412,803)	(436,837)
Income taxes benefit	-	-
Net loss	$(412,803)	$(436,837)

Earnings per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	71,401,170	65,739,234

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(412,803)	$(436,837)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	766,183	73,400
Stock compensation expense	79,869	96,823
Change in operating assets and liabilities:
Decrease in receivables and other current assets	67,302	993
(Decrease) increase in accounts payable and accrued expenses	(620,309)	25,322
Net cash (used in) operating activities	(119,758)	(240,299)
Cash flows from investing activities
Acquisition of oil and gas properties and property and equipment	(336,411)	(1,316,932)
Net cash (used in) investing activities	(336,411)	(1,316,932)
Cash flows from financing activities
Proceeds from issuances of common stock	-	9,333
Net cash provided by financing activities	-	9,333

Effect of exchange rate changes on cash and cash equivalents	(6,330)	(3,934)

Net (decrease) in cash and cash equivalents	(462,499)	(1,551,832)
Cash and cash equivalents, beginning of period	2,537,301	10,141,125
Cash and cash equivalents, end of period	$2,074,802	$8,589,293

Supplemental non-cash disclosures:
Cash paid during the period for taxes	$-	$-
Cash (received) during the perod for interest	$(5,926)	$(89,316)
Non-cash financing and investing transactions:
Non-cash stock based compensation cost	$79,869	$96,823

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

We are an independent oil and natural gas company engaged in the acquisition, exploration, development production and sale of oil and natural gas properties in North America.  We have interests in properties in Kansas, Louisiana and Texas.

Index Oil and Gas Inc. (“Index”, “Index Inc.”, “the Company” or “we”, “us”, or “our”) was incorporated in March 2004 under the laws of the State of Nevada and is the parent company with four group subsidiaries: Index Oil & Gas Limited (“Index Ltd”), a United Kingdom holding company, which provides management services to the Company, and United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

These interim financial statements have not been audited.  However, in the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year.  In addition, these financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  These financial statements and notes should be read in conjunction with the Company’s audited Consolidated/Combined Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

Overview

Production rose approximately 530% from 16.9 MMcfe for the three months ended June 30, 2007 to 106.7 MMcfe for the three months ended June 30, 2008.  Correspondingly, revenues increased approximately 844% from $0.2 million for the three months ended June 30, 2007 to $1.4 million for the three months ended June 30, 2008.  The average price for natural gas rose from $7.27 per Mcf to $12.09 per Mcf or 66%.  The average price for oil rose 84% from $64.55 per Bbl to $118.90 per Bbl.  Overall, the average price per Mcfe rose 50% from $8.94 per Mcfe to $13.39 per Mcfe.

Operations

The Company’s initial exploration project is located in Kansas, and is a very low risk, low cost, low working interest, and limited upside project and which is not expected to be a significant contributor to future growth.  Our working interest (“WI”) in the Kansas Area of Mutual Interest ("AMI") wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County and the net revenue interest (“NRI”) is either approximately 4.155% or 2.64%, respectively. The Company has committed to a current program of 14 wells for low-risk prospects in Stafford and Barton Counties. To-date, in this program, the Company has participated in eight wells, of which in June 2008, four are now on production (including one Stafford County well which was drilled under farm in arrangements and in which Index has a 2.5% WI), one is completed and three have been plugged and abandoned. The two most recent wells with a 3.25% working interest and a 2.64% net revenue interest are the Salem #1-8 well which was completed in April 2008 and the Miller-McReynolds Unit 1-17 which was spudded in April 2008, completed and produced 0.4 MMcfe in June 2008.  Further activity is expected at approximately two wells per month dependent on commodity pricing and evaluation of the program to date.  Total net production for the three months ended June 30, 2008 for all Kansas wells was 4.4 MMcfe (thousand Mcf of natural gas equivalent).

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

The Company’s onshore drilling program in Louisiana includes its interest in the Walker 1 discovery well (WI 12.5%, approximate NRI 9.36%) which was recently recompleted. The Walker 1 well produced 0.1MMcfe for the three months ended June 30, 2008.  In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index had an initial 15% WI in the prospect, reducing to 13.5% after prospect payout. The Shadyside 1 well was drilled to a total depth of approximately 16,294 feet and due to non-participation by the former operator, Index now has a 30% working interest in the well.  The well has been hooked up and began flowing to sales in January 2008 and net production was approximately 35.3 MMcfe for the three months ended June 30, 2008.  Although the Company is considering the potential of both deeper and shallower prospects on current leases, Shadyside is considered to be a single well project.

The Company’s onshore drilling program in Texas includes its interest in Vieman 1 (19.5% WI, approximate NRI 14.56%) in Brazoria County Texas which began production in February 2007 and has been recompleted.   The Vieman well had net production of 1.8 MMcfe for the three months ended June 30, 2008 and further plans are being evaluated.  The Hawkins 1 well (WI 12.5%, approximate NRI 10.01%), also in Texas, in Matagorda County, began production into the local pipeline grid in January 2008 and had net production of 6.0 MMcfe for the three months ended June 30, 2008.  The Friedrich Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Victoria County, had net production of approximately 8.6 MMcfe for the three months ended June 30, 2008, while the Schroeder Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Goliad County, had net production of  0.9 MMcfe during the same period. The operator is preparing to remediate the Schroeder Gas Unit 1 in order to restore production levels.

In June 2008, an agreement was reached between the operator and the non-operators of the Ilse 1 well which encompassed (among others) full, mutual releases of all claims against all parties, except one, including any claims of the operator against non-operators for monies allegedly owed under the joint interest billing, and the assignment of non-operators’ interest in the well to the operator.  No monies were paid in the settlement and a total of $0.3 million in costs accrued at March 31, 2008 were discharged and reversed out of capital costs.

The George Cason 1 well, the Cason 2 well and the Cason 3 well, drilled on the Fern Lake prospect in Nacogdoches County, Texas had net production of approximately 1.6 MMcfe, 3.7 MMcfe and 1.4 MMcfe, respectively for the three months ended June 30, 2008. Index currently has a 25.0% WI and an approximate 18.7% NRI in all three Cason wells. The Company is currently participating, with other partners, in geological analyses on other formations encountered in the wells.  The Cason wells are proving to be challenging in terms of volumes and maintaining production. The operator is currently conducting a series of workover procedures in the wells in an effort to increase production levels.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

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

The Ducroz 1 (WI 7.5%, approximate NRI 5.25%), which targets gas in stacked Miocene objectives, produced 15.1 MMcfe for the three months ended June 30, 2008.  Ducroz 1 is considered by the Company to be a single well project.

The Outlar 1 (approximate NRI 8.2% before payout, 7.0% after payout) produced of 27.8 MMcfe net for the three months ended June 30, 2008.  The Company views the West Wharton project as potentially significant for the Company as it has existing leases on up to five well-defined prospects. The second well in this prospect, Stewart 1 was spudded in May 2008 and reached total depth at 11,922 feet in June 2008.  The targeted reservoir section was penetrated and contained gas-bearing intervals which were deemed to be sub-commercial.  A shallower sand is now being tested and has the potential to be productive.  The Company has also participated in additional leasing opportunities with the operator.

In July 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5.0% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well, Armour-Runnells 1, was spudded in April 2008, is currently being drilled and targets gas in the deep, high pressure, high temperature Wilcox formation.  The Company anticipates this well to have the highest potential impact and to be the highest risk well in its portfolio.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its Annual Report on Form 10-K for the year ended March 31, 2008.

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2008 and March 31, 2008 and for the three months ended June 30, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore, Index Inc. and Index Ltd, after eliminating all significant intercompany accounts and transactions.

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements (“SFAS 157”). Prior to this SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS 157 provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. SFAS 157 expands disclosures about the use of fair vale to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including the financial statements for an interim period within that fiscal year. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities until October 2008.  The Company partially adopted this standard on April 1, 2008, as to financial assets and liabilities and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with the FASB deferral in Staff Position FAS 157-2. The adoption of this standard did not have an impact on its consolidated financial position results of operations or cash flows as the Company has not engaged in any financial activities to which this standard would apply.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), permitting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting measurement. SFAS 159 applies to all entities, including not-for profit organizations. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The Company  also elected to adopt this standard on April 1, 2008, but has not elected to present assets and liabilities at fair value that  were not  required to be measured at fair value prior to adoption of SFAS 159.

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. There was no allowance for doubtful accounts at June 30, 2008 and March 31, 2008.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Current Assets

Other receivables at June 30, 2008 and March 31, 2008, of $4,661 and $5,402, respectively, consist primarily of value added tax recoverable in the United Kingdom by the Company. Other current assets of $31,919 and $43,460 at June 30, 2008 and March 31, 2008, respectively, consist of prepaid expenses.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet and totaled $(3,729) and $11,278 as of June 30, 2008 and June 30, 2007, respectively, and foreign currency transaction (losses)/gains are included in the Consolidated Statement of Operations.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Not Yet Adopted

Disclosures about Derivative Instruments and Hedging Activities.  In May 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment to FASB Statement No. 133” (“SFAS 161”).  Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities (“Statement 131”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of:

a.	How and why an entity uses derivative instruments
b.	How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations
c.	How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.   SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.  SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company has not engaged in any derivative instruments or hedging activities.

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).   SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  An entity that has and continues to follow an accounting treatment in category (c) or category (d) as of March 15, 1992, need not change to an accounting treatment in a higher category ((b) or (c)) if its effective date was before March 15, 1992.  For pronouncements whose effective date is after March 15, 1992, and for entities initially applying an accounting principle after March 15, 1992 (except for EITF consensus positions issued before March 16, 1992, which become effective in the hierarchy for initial application of an accounting principle after March 15, 1993), an entity shall follow this Statement.  Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). An entity shall follow the disclosure requirements of SFAS 154, and additionally, disclose the accounting principles that were used before and after the application of the provisions of SFAS 154 and the reason why applying SFAS 154 resulted in a change in accounting principle. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect will be dependent upon acquisitions after that time.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any noncontrolling interests in subsidiaries , but once adopted, the effects will be dependent upon acquisitions after that time.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at June 30, 2008 and March 31, 2008 consist of the following:

	June 30, 2008	March 31, 2008

Proved properties	$10,840,090	$11,181,430
Unevaluated and unproved properties	3,494,952	2,821,271
Total oil and natural gas properties-onshore	14,335,042	14,002,701
Less: Accumulated depletion	(2,171,864)	(1,407,610)
Net oil and natural gas properties-onshore	$12,163,178	$12,595,091

Included in the Company's oil and gas properties are asset retirement obligations of  $88,209 as of June 30, 2008 and March 31, 2008, respectively.

Depletion expense was $764,254 and $72,648 or $42.98 and $25.75 per barrel of production for the three months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and March 31, 2008, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	June 30, 2008	March 31, 2008
Not subject to depletion-onshore:
Exploration costs	$2,577,010	$1,960,886
Cost of undeveloped acreage	917,942	860,385
Total not subject to depletion	$3,494,952	$2,821,271

It is anticipated that the cost of undeveloped acreage of $0.9 million and exploration costs of $2.6 million will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed, as appropriate. Included in exploration costs and undeveloped acreage are costs of approximately $1.7 million related to exploration costs for the HNH Gas Unit 1, approximately $0.4 million in undeveloped acreage for the Supple Jack Creek prospect, approximately $0.1 million in undeveloped acreage for the West Wharton prospect, approximately $0.4 million related to exploration costs for the Stewart 1, exploration costs and undeveloped acreage of approximately $0.5 million and $0.1 million, respectively, for the Armour-Runnells 1 and approximately $0.3 million in undeveloped acreage for the Alligator Bayou prospect.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at June 30, 2008 and March 31, 2008 were as follows:

	June 30, 2008	March 31, 2008

Computer costs and furniture and fixtures, including foreign translation adjustment	$46,066	$42,069
Less: accumulated depreciation	(17,894)	(16,038)
Total property and equipment, net	$28,172	$26,031

Depreciation expenses from continuing operations amounted to $1,929 and $753 for the three months ended June 30, 2008 and 2007, respectively. There was no interest capitalized in property, plant and equipment at June 30, 2008 and 2007.

NOTE 4 - COMPREHESIVE LOSS

For the three months ended June 30, 2008 and 2007, comprehensive income consisted of the amounts listed below.

	Three Months Ended June 30,
	2008		2007

Accumulated other comprehensive (loss) income beginning of period		$1,510		$15,399
Net income	$(412,803)		$(436,837)

Foreign currency translation	(5,239)		(4,121)
Total other comprehensive income (loss)	(5,239)	(5,239)	(4,121)	(4,121)

Comprehensive income	$(418,041)		$(440,958)
Accumulated other comprehensive (loss) income		$(3,729)		$11,278

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 5 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the three months ended June 30, 2008 is as follows:

Three Months Ended June 30, 2008

ARO as of March 31, 2008	$88,209
Revision of previous estimates	-
Liabilities incurred during period	-
Accretion expense	-
ARO as of June 30, 2008	$88,209

Of the total ARO, $88,209 is classified as a long-term liability at June 30, 2008. For each of the three months ended June 30, 2008 and 2007, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures with ongoing expenditures on the Kansas properties, and expenditures and commitments relating to wells in Texas and Louisiana arising out of the normal course of business.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has a month-to-month lease related to corporate housing in Houston for UK based officers while periodically working at the corporate office.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or the consultant terminates such engagement by written notice.

Stockholder Matters

There were no stockholder matters during the quarter ended June 30, 2008.

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

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 7 - CAPITAL STOCK

During the quarter ended June 30, 2008:

Three Months Ended June 30, 2008

Balance as of March 31, 2008	71,369,880
Issuance of common stock upon vesting	104,114
Balance as of June 30, 2008	71,473,994

In June 2008, a total of 85,714 shares of restricted stock became fully vested and were issuable to two consulting firms.  In addition, on June 1, 2008, the Company revised its agreement with one of the consulting firms,  whereby the contractor will receive 715 shares of restricted stock for the first ten equivalent work days per month and 1,250 shares of restricted stock for each equivalent work day exceeding 10 during the same month.  The market price per share will be calculated on the close of market price on the last working day of the month for June 2008 and thereafter,  at three monthly intervals on the closing work day of that period.  The contractor was granted 18,400 shares of vested restricted stock in June 2008 at a market price of $0.55 per share.

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition.  These options to purchase shares are fully vested and therefore, no compensation expense was recorded for these options during the three months ended June 30, 2008.

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

INDEX OIL AND GAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

The remaining compensation expense associated with total unvested awards as of June 30, 2008 was $39,772 and will be recognized during this fiscal year.   Total compensation expense for the three months ended June 30, 2008 and 2007 was $79,869 and $96,823 respectively.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors, stockholders and others at June 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2008	5,202,526	$0.42
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	5,202,526	$0.42

The Company has assumed an annual forfeiture rate of 5 % for the awards granted in 2008 based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	4,577,526	2.56	$0.35	4,577,526	$0.35
$1.42	250,000	0.08	$1.42	250,000	$1.42
$0.83	125,000	4.22	$0.83	62,500	$0.83
$0.60	100,000	4.51	$0.60	50,000	$0.60
$0.51	150,000	4.57	$0.51	75,000	$0.51
$0.41	5,202,526	2.57	$0.41	5,015,026	$0.41

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants

The following tables summarize the changes in warrants outstanding and exercised, excluding 5,541,182 contingent warrants potentially issuable in the $2.77 million private placement in February 2008, and the related exercise prices for the shares of the Company's common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and exercisable at March 31, 2008	901,421	$0.13
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	901,421	$0.13

Options Outstanding				Options Exercisable
	Number	Weighted Average Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$0.07	138,655	2.25	$0.07	138,655	$0.07
$0.14	143,037	2.25	$0.14	143,037	$0.14
$0.14	253,961	2.25	$0.14	253,961	$0.14
$0.14	339,033	2.25	$0.14	339,033	$0.14
$0.14	26,735	2.25	$0.14	26,735	$0.14
$0.13	901,421	2.25	$0.13	901,421	$0.13

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the three months ended June 30, 2008 and 2007, excluded from diluted earnings per share are 5,628,947 and 5,503,947, respectively of warrants and/or options to acquire common stock and which excluded 475,000 of out of the money options at June 30, 2008.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:
	Three Months Ended June 30,
	2008	2007

Basic weighted average number of shares outstanding	71,401,170	65,739,234
Dilution effect of stock option and awards at the end of the period	-	-
Diluted weighted average number of shares outstanding	71,401,170	65,739,234

Anti-dilutive stock awards and shares	5,628,947	5,503,947

NOTE 10 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended June 30, 2008 and as of June 30, 2008, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and property, plant and equipment information below is based on physical location of the assets at the end of each period.

	June 30, 2008
	Total Oil and Gas Revenue	Total Oil and Gas Assets (1)

Kansas	$77,032	$875,628
Louisiana	509,180	2,943,195
Texas	842,865	10,603,767
	$1,429,077	$14,422,590

(1)	Total assets at June 30, 2008 are reported gross. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization is not allocated to properties.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2008

NOTE 11 - SUBSEQUENT EVENTS

For the month of June 2008 and for the first 18 days of July 2008, Eaglwing, L.P. purchased substantially all of the crude oil production of certain properties in Barton and Stafford Counties, KS, in which Index has a working interest.   Our operator then ceased selling crude oil production to said entity.  As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), voluntarily filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware.  Index has not received payment for such sales. Recovery on such accounts receivable will depend on, among other things, the bankruptcy process governing SemCrude and Eaglwing.

 By demand for Reclamation of Goods dated July 25, 2008, our operator demanded the return of all such oil received by Eaglwing for the period from June 7, 2008 through July 21, 2008.  The demand was made by our operator for itself and as agent for all interest owners, including Index USA, on whose behalf our operator sold oil to Eaglwing.  Subsequently, Index executed a Letter of Authorization to our operator to act as its agent and attorney-in-fact to take certain measures on Index’s behalf in, and in connection with, the Bankruptcy Proceedings.

The Company has not made a provision against these sales, pending more information on the recovery / reclamation process and as the amount is deemed immaterial.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Overview

Production rose approximately 530% from 16.9 MMcfe for the three months ended June 30, 2007 to 106.7 MMcfe for the three months ended June 30, 2008.  Correspondingly, revenues increased approximately 844% from $0.2 million for the three months ended June 30, 2007 to $1.4 million for the three months ended June 30, 2008.  The average price for natural gas rose from $7.27 per Mcf to $12.09 per Mcf or 66%.  The average price for oil rose 84% from $64.55 per Bbl to $118.90 per Bbl.  Overall, the average price per Mcfe rose 50% from $8.94 per Mcfe to $13.39 per Mcfe.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We had a net loss of $412,803 for the three months ended June 30, 2008 compared to a net loss of $436,837 for the three months ended June 30, 2007.  Revenue increased by $1.3 million, but was offset by general and administrative costs of $0.8 million, which increased by $0.2 million, increased depletion of $0.7 million to $0.8 million and lower interest income on capital previously raised and used in our operations.  The following table summarizes key items of revenue and their related increase (decrease) for the fiscal three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	% Change Increase/ (Decrease)

Total revenues	$1,429,077	$151,373	844%

Production:
Gas (Mcf)	88,650	8,800	907%
Oil (MBbls)	3,007	1,354	122%
Total Equivalents (Boe)	17.783	2.821	530%
Total Equivalents (Mcfe)	106.690	16.924	530%

$ per unit:
Avg. Gas Price per Mcf	$12.09	$7.27	66%
Avg. Oil Price per Bbl	118.90	64.55	84%
Avg. Price per Boe	80.36	53.66	50%
Avg. Price per Mcfe	13.39	8.94	50%

For the three months ended June 30, 2008, oil and natural gas sales increased $1.3 million, from the same period in 2007, to $1.4 million. The increase for the quarter was primarily due to the increase in production volumes of 89.8 MMcfe from 16.9 MMcfe to 106.7 MMcfe or approximately $1.2 million of the $1.3 million increase. The increase in volumes of 89.8 MMcfe was primarily due to new volumes from Outlar of 27.8 MMcfe, Ducroz of 15.1 MMcfe, Shadyside of 35.3 MMcfe, Friedrich of 3.8 MMcfe and Schroeder of 0.9 MMcfe and our Kansas wells which increased, in total, by 0.4 MMcfe, offset by Walker which decreased 6.1 MMcfe. The Cason wells also contributed 6.7 MMcfe along with Hawkins which contributed 6.0 MMcfe.  Total oil production was 3.0 MBbls and total natural gas production was 88.7 MMcf.

Additionally, our revenue variance related to year on year price changes was an  increase with our average price per MMcfe increasing by $4.45, or 50.0%, in fiscal 2008 to $13.39 per Mcfe from $8.94 per Mcfe in fiscal 2007 and also reflecting an increased proportion of natural gas volumes which had a lower energy equivalent value. This is based on weighted average gas volumes at an increase in price of $4.82 per Mcf and weighted average oil volumes at an increase in price per barrel of $54.33. We benefited from increased product prices in the quarter ended June 30, 2008, both for oil and natural gas.  However, our production and sales mix has switched to become predominantly natural gas comprised and the year on year price increase on a Boe basis is less significant than the absolute price changes for each product, due to natural gas realizing a lower energy equivalent price compared to crude oil.

	Three Months Ended June 30,
	2008	2007	% Change Increase/ (Decrease)

Lease operating expense	$190,340	$22,279	754%
Production taxes	99,185	11,970	729%
Depreciation, depletion and amortization	766,183	73,400	944%
General and administrative costs:
General and administrative costs	712,227	473,053	51%
Stock-based compensation	79,869	96,823	(18%)

$ per unit:
Avg. lease operating expense per Mcfe	$1.78	$1.32	35%
Avg. production taxes per Mcfe	0.93	0.71	31%
Avg. DD&A per Mcfe	7.18	4.34	65%
Avg. G&A per Mcfe
Avg. G&A per Mcfe	6.68	27.95	(76%)
Avg. Stock-based compensation per Mcfe	0.75	5.72	(87%)

Lease operating expenses increased $0.2 million for the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to production from new wells that came on production after the first quarter of 2007 or the Cason wells, Ducroz, Shadyside, Hawkins, Outlar 1, Friedrich and Schroeder wells, together with new wells that came on production in our Kansas properties.   On a per unit basis, lease operating expenses increased 35% from $1.32 per Mcfe in 2007 to $1.78 per Mcfe in 2007, despite an increase in production volumes.

Taxes other than income increased $0.1 million for the three months ended June 30, 2008 as compared to the same period in 2007 due to higher oil and gas revenues and on a per unit basis increased $0.22 per Mcfe to $0.93 per Mcfe.  The primary increase is attributable to the increase in production for new wells located in Texas in the three months ended June 30, 2008.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation, for the three months ended June 30, 2008 increased 51% or $0.2 million to $0.7 million compared to the same period in 2007, although on a per unit basis, decreased $21.27 per Mcfe to $6.68 per Mcfe.  The primary reason for the increase was consulting fees and public company costs which increased by approximately $0.3 million with the implementation of Sarbanes Oxley 404 compliance efforts, continued SEC filing fees, investor relations costs and other professional fees as the Company pursues growth strategies.

Stock-based compensation expense was relatively flat or approximately $80,000 for the three months ended June 30, 2008, compared to approximately $97,000 for stock-based compensation in the same period of 2007. This is primarily due to the timing of vesting on larger stock-based awards granted in previous years to officers and directors, including those at the effective date of the reverse merger with Index Ltd., offset by a smaller awards of stock to officers and consultants in fiscal year 2007 and 2008.  During the three months ended June 30, 2008 and 2007, the Company did not grant any stock options and warrants.  On a per unit basis, stock-based compensation decreased $4.97 per Mcfe to $0.75 per Mcfe.

Depletion expense increased $0.7 million from the same period in 2007 to $0.8 million for the three months ended June 30, 2008. The increase was primarily due to production from new wells that came on production after the first quarter of 2007 or the Cason wells, Ducroz, Shadyside, Hawkins, Outlar 1, Friedrich and Schroeder wells, together with new wells that came on production in our Kansas properties.   Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  On a per unit basis, depletion expense increased from $4.34 per Mcfe to $7.18 per Mcfe.

Interest income and other decreased $0.1 million for the three months ended June 30, 2008 compared to the same period 2007. This decrease is due to interest income earned on an equity fund raising in prior fiscal years.

There was no provision for income taxes for the fiscal three months ended 2008 and 2007 due to a 100% valuation allowance recorded for the three months ended June 30, 2008 and 2007, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows continued to be used in operating activities, inclusive of working capital movements, and did not contribute to funding exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Three Months Ended June 30,
	2008	2007

Cash flows provided by operating activities	$(119,758)	$(240,299)
Cash flows used in investing activities	(336,411)	(1,316,932)
Cash flows provided by financing activities	-	9,333
Effect of exchange rate changes	(6,330)	(3,934)
Net increase (decrease) in cash and cash equivalents	$(462,499)	$(1,551,832)

Operating Activities

Net cash outflow from operating activities during the three months ended June 30, 2008 was $0.1 million which was a decrease in use of cash of $0.1 million from $0.2 million net cash outflow during the three months ended June 30, 2007. The quarter ended June 30, 2008 generated positive cash flow from operating activities prior to the impact of negative working capital movements, which netted a small net cash outflow at the operating level.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the three months ended June 30, 2008 was $0.3 million, which was a decrease of $1.0 million from $1.3 million of cash used in investing activities during the three months ended June 30, 2007. This decrease was primarily due to decreased exploration and development activity in the three months ended June 30, 2008 versus June 30, 2007.  Current period capital spending was primarily on the Alligator Bayou prospect of approximately $0.3 million and the Armour-Runnells 1 well of $0.3 million, offset by the reversal of costs on the Ilse 1 well of approximately $0.3 million.  The activity included in prior year capital spending was primarily for drilling operations on the Cason 1 well of $0.3 million, initial combined expenditures on the Shadyside and Alligator Bayou prospects of $0.5 million and an aggregate of spending on other projects and wells of $0.5 million.

Financing Activities

There was no cash used or provided by financing activities during the three months ended June 30, 2008 as no proceeds were received for capital transactions and no financing or debt transactions occurred.   During the three months ended June 30, 2007, a director exercised a total of 66,662 warrants at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued.

Management believes that we may have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

As of June 30, 2008 and 2007, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months. We are contemplating additional debt and/or equity financing transactions that, if successful, are expected to sufficiently fund expenditures for potential acquisitions and other discretionary expansions of our business. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Plan of Operation for Fiscal Year 2009

On an annual basis, we generally expect to fund most of our capital and exploration activities, including oil and gas property acquisitions, with cash generated from operations and from equity financings. We have budgeted for capital expenditures relating to continuing work programs on certain of our oil and gas properties described in the Results of Operations.

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

Interest Sensitivity

Since we do not have any long-term debt subject to variable interest rates, the Company is not exposed to interest rate sensitivity at June 30, 2008.

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

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

For the month of June 2008 and for the first 18 days of July 2008, Eaglwing, L.P. purchased substantially all of the crude oil production of certain properties in Barton and Stafford Counties, Kansas, in which Index has a working interest.   Our operator then ceased selling crude oil production to said entity.  As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), voluntarily filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware.  Index has not received payment for such sales. Recovery on such accounts receivable will depend on, among other things, the bankruptcy process governing SemCrude and Eaglwing.

By demand for Reclamation of Goods dated July 25, 2008, our operator demanded the return of all such oil received by Eaglwing for the period from June 7, 2008 through July 21, 2008.  The demand was made by our operator for itself and as agent for all interest owners, including Index USA, on whose behalf our operator sold oil to Eaglwing.  Subsequently, Index executed a Letter of Authorization to our operator to act as its agent and attorney-in-fact to take certain measures on Index’s behalf in, and in connection with, the Bankruptcy Proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

INDEX OIL AND GAS INC.

Date: August 14, 2008	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer