Form 10-Q
period 2008-09-30
Index Oil & Gas Inc.
filed 2008-11-14
CIK 1289255

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of November 12, 2008 was 71,510,889.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,782,739	$2,537,302
Accounts receivable, net of allowance for doubtful accounts of $49,320 and $0 at September 30, 2008 and March 31, 2008, respectively (Note 2)	453,534	970,794
Other receivables (Note 2)	957	5,402
Other current assets (Note 2)	67,347	43,460
Total current assets	2,304,577	3,556,958
Oil and natural gas properties, full cost method, net of accumulated depletion (Notes 2, 3, 6 and 10)	9,563,932	12,595,091
Property and equipment, net of accumulated depreciation (Note 3)	25,904	26,031
Total oil and natural gas properties and property and equipment, net	9,589,836	12,621,122
Total assets	$11,894,413	$16,178,080

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$253,638	$667,133
Accrued liabilities	165,005	358,761
Total current liabilities	418,643	1,025,894
Long-term liabilities:
Asset retirement obligation (Note 5)	64,098	88,209
Total liabilities	482,741	1,114,103

Commitments and contingencies (Note 6)	-	-

Stockholders' equity: (Notes 4, 6, 7, 8 and 9)
Common stock, $0.001 par value; authorized 150 million shares; issued 71,510,889 shares and 71,369,880 shares at September 30, 2008 and March 31, 2008, respectively (Note 7)	71,511	71,370
Additional paid-in capital	21,872,977	21,738,764
Other comprehensive (loss) income (Notes 2 and 4)	(9,036)	1,510
Accumulated deficit	(10,523,780)	(6,747,667)
Total stockholders' equity	11,411,672	15,063,977
Total liabilities and stockholders' equity	$11,894,413	$16,178,080

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.

CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Natural gas sales	$475,039	$65,213	$1,546,582	$129,165
Oil sales	222,730	72,362	580,265	159,784
Total revenues (Note 10)	697,769	137,575	2,126,847	288,948
Operating Costs and Expenses:
Lease operating expense	112,278	37,216	302,618	59,495
Depreciation, depletion, amortization and impairment (Note 3)	3,177,867	74,560	3,944,050	147,961
Production taxes	28,909	10,958	128,095	22,928
General and administrative costs	751,989	549,420	1,544,086	1,119,297
Total operating costs and expenses	4,071,043	672,154	5,918,849	1,349,681
Operating loss	(3,373,274)	(534,579)	(3,792,002)	(1,060,732)

Other (income)
Interest income	(9,964)	(59,938)	(15,890)	(149,254)
Total other expense	(9,964)	(59,938)	(15,890)	(149,254)

Loss before income taxes	(3,363,310)	(474,641)	(3,776,112)	(911,478)
Income taxes benefit	-	-	-	-
Net loss	$(3,363,310)	$(474,641)	$(3,776,112)	$(911,478)

Earnings per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.05)	$(0.01)

Weighted average shares outstanding:
Basic and diluted (Note 9)	71,490,001	65,803,698	71,444,320	65,770,913

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,776,112)	$(911,478)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion, amortization and impairment	3,944,050	147,961
Stock compensation expense	134,354	141,739
Allowance for doubtful accounts	49,320	-
Change in operating assets and liabilities:
Decrease in receivables and other current assets	448,116	5,154
(Decrease) in accounts payable and accrued expenses	(604,444)	(304,137)
Net cash provided by (used in) operating activities	195,284	(920,760)
Cash flows from investing activities
Acquisition of oil and gas properties and property and equipment	(936,875)	(4,366,831)
Net cash (used in) investing activities	(936,875)	(4,366,831)
Cash flows from financing activities
Proceeds from issuances of common stock	-	9,333
Net cash provided by financing activities	-	9,333

Effect of exchange rate changes on cash and cash equivalents	(12,972)	(6,242)

Net (decrease) in cash and cash equivalents	(754,563)	(5,284,500)
Cash and cash equivalents, beginning of period	2,537,301	10,141,125
Cash and cash equivalents, end of period	$1,782,739	$4,856,625

Supplemental non-cash disclosures:
Cash received during the period for interest	$15,890	$149,254
Non-cash financing and investing transactions:
Non-cash stock based compensation cost	$134,354	$141,739

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

We are an independent oil and natural gas company engaged in the acquisition, exploration, development, production and sale of oil and natural gas properties in North America.  We have interests in properties in Kansas, Louisiana and Texas.

Index Oil and Gas Inc. (“Index”, “Index Inc.”, “the Company” or “we”, “us”, or “our”) was incorporated in March 2004 under the laws of the State of Nevada and is the parent company with four group subsidiaries: Index Oil & Gas Limited (“Index Ltd”), a United Kingdom holding company, which provides management services to the Company and its United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

These interim financial statements have not been audited.  However, in the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year.  In addition, these financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  These financial statements and notes should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

Overview

Production rose approximately 264% from 18.0 MMcfe for the three months ended September 30, 2007 to 65.6 MMcfe for the three months ended September 30, 2008.  Correspondingly, revenues increased approximately 407% from $137,575 for the three months ended September 30, 2007 to $697,770 for the three months ended September 30, 2008.  The average price for natural gas rose from $5.29 per Mcf to $8.68 per Mcf, or 64%.  The average price for oil rose 61% from $76.01 per Bbl to $122.18 per Bbl.  Overall, the average price per Mcfe rose 39% from $7.63 per Mcfe to $10.63 per Mcfe. In the three and six months to September 30, 2008, the Company recorded a full cost ceiling test impairment write down to its oil and gas properties of approximately $2.6 million, due to a downward adjustment to oil and gas reserves and lower oil and gas market prices at the end of the period. See Note 3.

Operations

The Company’s initial exploration project is located in Kansas, and is a low-risk, low-cost, low-working interest, and limited upside project and which is not expected to be a significant contributor to future growth.  Our working interest (“WI”) in the Kansas Area of Mutual Interest (“AMI”) wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County and the net revenue interest (“NRI”) is either approximately 4.155% or 2.64%, respectively. The Company has committed to an ongoing program of 14 wells for low-risk prospects in Stafford and Barton Counties. To-date, in this program, the Company has participated in eight wells, of which in September 2008, four are now on production (including one Stafford County well which was drilled under farm in arrangements and in which Index has a 2.5% WI), one is completed and three have been plugged and abandoned.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

Further activity is expected at approximately two wells per month to complete the current program, dependent on commodity pricing and evaluation of the program to date.  Total net production for the three months ended September, 2008 for all Kansas wells was 4.1 MMcfe (thousand Mcf of natural gas equivalent).

The Company’s onshore drilling program in Louisiana includes its interest in the Walker 1 discovery well (WI 12.5%, approximate NRI 9.36%). Following recompletion attempts between March and June 2008, production from the Walker well is expected to remain marginally economic. The Walker 1 well produced 0.1 MMcfe for the three months ended September 30, 2008. In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index had an initial 15% WI in the prospect, reducing to 13.5% after prospect payout. The Shadyside 1 well was drilled to a total depth of approximately 16,294 feet and due to non-participation by the former operator, Index now has a 30% working interest in the well.  The well has been hooked up and began flowing to sales in January 2008 and net production was approximately 11.5 MMcfe for the three months ended September 30, 2008.  The Shadyside well has experienced production issues and is currently shut-in awaiting workover operations.

The Company’s onshore drilling program in Texas includes its interest in Vieman 1 (19.5% WI, approximate NRI 14.56%) in Brazoria County Texas which began production in February 2007 and has been recompleted. The Vieman well had net production of 0.6 MMcfe for the three months ended September 30, 2008. The well failed to produce at economic rates and is currently shut-in awaiting operator’s recommendations.  The Hawkins 1 well (WI 12.5%, approximate NRI 10.01%), also in Texas, in Matagorda County, began production into the local pipeline grid in January 2008 and had net production of 6.4 MMcfe for the three months ended September 30, 2008.  The Friedrich Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Victoria County, had net production of approximately 8.1 MMcfe for the three months ended September 30, 2008, while the Schroeder Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Goliad County, had net production of  0.3 MMcfe during the same period. The operator has remediated the Schroeder Gas Unit 1 and it is expected that production levels will increase in the next period.

The George Cason 1 well, the Cason 2 well and the Cason 3 well, drilled on the Fern Lake prospect in Nacogdoches County, Texas had net production of approximately 0.5 MMcfe, 1.3 MMcfe and 0.6 MMcfe, respectively for the three months ended September 30, 2008. Index currently has a 25.0% WI and an approximate 18.7% NRI in all three Cason wells. The Company is currently participating, with other partners, in geological analyses on other formations encountered in the wells.  The Cason wells are proving to be challenging in terms of volumes and maintaining production. The operator is currently conducting a series of workover procedures in the wells in an effort to increase production levels. Currently, the Cason 1 and 2 wells are producing; the Cason 3 well is shut-in.

The Company is participating in an exploration agreement at 20% WI in the Supple Jack Creek lease area. The first well, HNH Gas Unit 1, targeted gas in the Edwards Limestone in Lavaca County, Texas. The well reached a total depth of approximately 15,000 feet, was sidetracked laterally to approximately 16,000 feet but the attempt to complete the well in the Edwards formation was unsuccessful. The well is currently suspended pending a decision on producing multiple, logged pay intervals within the overlying Wilcox formation. Subject to results, the Company will evaluate additional drilling. The gas unit designated for the well covers 566.59 acres. However, the contract AMI for the overall prospect extends over a much larger area, of which approximately 5,000 gross and net acres are currently under lease.

The Ducroz 1 (WI 7.5%, approximate NRI 5.25%), which targets gas in stacked Miocene objectives, produced 8.3 MMcfe for the three months ended September 30, 2008.  Ducroz 1 is considered by the Company to be a single well project.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

The Outlar 1 (approximate NRI 8.2% before payout, 7.0% after payout) produced of 23.8 MMcfe net for the three months ended September 30, 2008. The Company views the West Wharton project as potentially significant for the Company as it has existing leases on up to five well-defined prospects. The second well in this prospect, Stewart 1 was spudded in May 2008 and reached total depth at 11,922 feet in June 2008.  The targeted reservoir section was penetrated and contained gas-bearing intervals which were deemed to be sub-commercial.  A shallower sand was tested and deemed non-commercial.  The Stewart 1 well is shut-in awaiting a decision to sidetrack. The Company has also participated in additional leasing opportunities with the operator.

In July 2007, the Company announced that it has signed a Purchase and Sale Agreement to acquire a 5.0% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well, Armour-Runnells 1, was spudded in April 2008, is currently being drilled and targets gas in the deep, high pressure, high temperature Wilcox formation.  Drilling of the Armour-Runnells 1 well is expected to be completed in November 2008. The Company anticipates this well to have the highest potential impact and to be the highest risk well in its portfolio.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its Annual Report on Form 10-K for the year ended March 31, 2008.

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2008 and March 31, 2008 and for the three months ended September 30, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore and Index Ltd, after eliminating all significant intercompany accounts and transactions.

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

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of this standard and related staff positions do not have an impact on its consolidated financial position results of operations or cash flows as the Company has not engaged in any financial activities to which this standard would apply.

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

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. The Company recorded an allowance for doubtful accounts at September 30, 2008 in the amount of $49,320 due to the bankruptcy filing of one of the purchasers of crude oil prior to July 15, 2008.  There was no allowance for doubtful accounts at March 31, 2008.

Other Current Assets

Other receivables at September 30, 2008 and March 31, 2008, of $957 and $5,402, respectively, consist primarily of an income tax receivable and a value added tax recoverable in the United Kingdom by the Company. Other current assets of $67,347 and $43,460 at September 30, 2008 and March 31, 2008, respectively, consist of prepaid expenses.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in “Accumulated other comprehensive loss” in the equity section of the Consolidated Balance Sheet and totaled $(9,036) and $8,791 as of September 30, 2008 and 2007, respectively, and foreign currency transaction (losses)/gains are included in the Consolidated Statement of Operations.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

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

Disclosures about Derivative Instruments and Hedging Activities.  In May 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment to FASB Statement No. 133” (“SFAS 161”).  Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities (“Statement 133”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of:

a.	How and why an entity uses derivative instruments.
b.	How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations.
c.	How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.   SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.  SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption  In September 2008, the FASB issued Staff Position  133-1 and FASB Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”, which addressed various issues related to FASB No. 133 and FIN 45, but also clarified the effective date of SFAS 161 to be any period, annual or interim beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company has not engaged in any derivative instruments or hedging activities.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parents ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any noncontrolling interests in subsidiaries, but once adopted, the effects will be dependent upon acquisitions after that time.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITONS AND CAITALIED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at September 30, 2008 and March 31, 2008 consist of the following:

	September 30, 2008	March 31, 2008
	(unaudited)
Proved properties	$8,670,532	$11,181,430
Unevaluated and unproved properties	3,653,589	2,821,271
Total oil and natural gas properties-onshore	12,324,121	14,002,701
Less: Accumulated depletion	(2,760,189)	(1,407,610)
Net oil and natural gas properties-onshore	$9,563,932	$12,595,091

Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves. Any excess requires an immediate write-down of its capital costs by this amount.

During the three months ended September 30, 2008, the excess of unamortized capitalized costs over the related cost ceiling limitation was $2,587,274 and the Company recorded a full cost ceiling test impairment write down of this amount to its oil and gas properties. This impairment was due primarily to a decrease in estimated reserves on Shadyside and a full write-down on Vieman of approximately 199.0 MMcfe in aggregate. Both wells are currently shut-in. In addition, the projected average prices per MMcfe used in the ceiling tests for its oil and natural gas reserves was reduced from $11.93 at March 31, 2008 to $9.55 at September 30, 2008.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITONS AND CAITALIED INTEREST (continued)

Proved properties are reported net of cumulative impairment charges of $2,674,822 at September 30, 2008, inclusive of the current period impairment charge, and $87,548 at March 31, 2008, respectively. The Consolidated Statement of Losses for the three and six months to September 30, 2008 are stated inclusive of this impairment expense of $2,587,274, and which is reported within the expense category “Depreciation, depletion, amortization and impairment”.

Included in the Company's oil and gas properties are asset retirement obligations of $64,098 and $88,209 as of September 30, 2008 and March 31, 2008, respectively.

Depletion expense was $588,325 and $73,808 or $8.96 and $4.09 per Mcfe of production for the three months ended September 30, 2008 and 2007, respectively.

At September 30, 2008 and March 31, 2008, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	September 30, 2008	March 31, 2008
Not subject to depletion-onshore:	(unaudited)
Exploration costs	$2,817,003	$1,960,886
Cost of undeveloped acreage	836,586	860,385
Total not subject to depletion	$3,653,589	$2,821,271

It is anticipated that the cost of undeveloped acreage of $0.8 million and exploration costs of $2.8 million will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed, as appropriate. Included in exploration costs and undeveloped acreage are costs of approximately $1.7 million related to exploration costs for the HNH Gas Unit 1, approximately $0.4 million in undeveloped acreage for the Supple Jack Creek prospect, approximately $0.1 million in undeveloped acreage for the West Wharton prospect, exploration costs and undeveloped acreage of approximately $1.0 million and $0.1 million, respectively, for the Armour-Runnells 1 and approximately $0.3 million in undeveloped acreage for the Alligator Bayou prospect.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITONS AND CAITALIED INTEREST (continued)

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at September 30, 2008 and March 31, 2008 were as follows:

	September 30, 2008	March 31, 2008
	(unaudited)
Computer costs, including foreign translation adjustment	$45,218	$42,069
Less: accumulated depreciation	(19,314)	(16,038)
Total property and equipment, net	$25,904	$26,031

Depreciation expenses from continuing operations amounted to $2,268 and $753 for the three months ended September 30, 2008 and 2007, respectively. There was no interest capitalized in property, plant and equipment at September 30, 2008 and 2007.

NOTE 4 - COMPREHESIVE LOSS

For the three and six months ended September 30, 2008 and 2007, comprehensive income consisted of the amounts listed below.

	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2007		2008		2007
	(unaudited)				(unaudited)

Accumulated other comprehensive income (loss) beginning of period		$(3,729)		$11,278		$1,510		$15,399
Net (loss)	$(3,363,310)		$(474,641)		$(3,776,112)		$(911,478)

Foreign currency translation	(5,307)		(2,487)		(10,546)		(6,608)
Total other comprehensive income (loss)	(5,307)	(5,307)	(2,487)	(2,487)	(10,546)	(10,546)	(6,608)	(6,608)

Comprehensive income (loss)	$(3,368,617)		$(477,128)		$(3,786,658)		$(918,086)
Accumulated other comprehensive income (loss)		$(9,036)		$8,791		$(9,036)		$8,791

Comprehensive loss for the three and six months to September 30, 2008 is stated inclusive of impairment expense of $2,587,274, and which is a component of net loss within the measure of comprehensive loss.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 5 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the three months ended September 30, 2008 is as follows:

Three Months Ended September 30, 2008
(unaudited)
ARO as of June 30, 2008	$88,209
Revision of previous estimates	(24,111)
Liabilities incurred during period	-
Accretion expense	-
ARO as of September 30, 2008	$64,098

Of the total ARO, $64,098 and $88,209 is classified as a long-term liability at September 30, 2008 and March 31, 2008, respectively. For each of the three months ended September 30, 2008 and 2007, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values to future costs.

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures with ongoing expenditures on the Kansas properties, and expenditures and commitments relating to wells in Texas and Louisiana arising out of the normal course of business.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has two leases related to corporate housing in Houston for UK based officers while periodically working at the corporate office, on a month-to-month basis and a remaining 10-month lease respectively.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or the consultant terminates such engagement by written notice.

Stockholder Matters

There were no stockholder matters during the quarter ended September 30, 2008.

Litigation

The Company is subject to various legal proceedings and claims, including currently legal proceedings relating to the Ilse 1 well, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of this and other matters will not have material adverse effect on its financial position, results of operations or liquidity. Consequently, the Company has not recorded any reserve for legal matters.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 7 - CAPITAL STOCK

During the quarter ended September 30, 2008:

Three Months Ended September 30, 2008
(unaudited)
Balance as of June 30, 2008	71,473,994
Issuance of common stock awards	36,895
Balance as of September 30, 2008	71,510,889

In June 2008, the Company revised its agreement with a consulting firm, whereby the contractor will receive 715 shares of restricted stock for the first ten equivalent work days per month and 1,250 shares of restricted stock for each equivalent work day exceeding 10 during the same month.  The market price per share has been calculated based on the close of market price on the last working day of the relevant month.  The contractor was granted 36,895 shares of vested restricted stock during the quarter at market prices ranging from $0.30 to $0.55 per share.

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. who had held options to purchase ordinary shares of Index Ltd prior to the completion of the acquisition.  These options to purchase shares are fully vested, and therefore, no compensation expense was recorded for these options during the three months ended September 30, 2008.

The principal terms and conditions of the share options granted under the Stock Option Plan are that vesting of the options granted occurs in three stages: (1) 50% on January 20, 2006; (2) 25% on January 20, 2007; and (3) 25% on January 20, 2008. The options granted are exercisable at $0.35 per share. Furthermore, the share options granted under the Share Option Plan are generally non-transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after a change of control of Index Inc.; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with Index Inc. All options have a 5-year expiring term.

The remaining compensation expense associated with total unvested awards as of September 30, 2008 was $21,971 and will be recognized during this fiscal year.   Total compensation expense for the three months ended September 30, 2008 and 2007 was $54,485 and $44,916, respectively.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company’s common stock issued to certain directors, stockholders and others at September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2008	5,202,526	$0.42
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	5,202,526	$0.42
Granted		-
Exercised		-
Canceled or expired	(250,000)	(1.42)
Outstanding at September 30, 2008	4,952,526	$0.37

The Company has assumed an annual forfeiture rate of 5 % for the awards granted in 2008 based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.

	Options Outstanding			Options Exercisable

	Number	Weighted Average Remaining	Weighted Average Exercise	Number	Weighted Average Exercise
Exercise Price	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$0.35	4,577,526	2.31	$0.35	4,577,526	$0.35
$0.83	125,000	3.97	$0.83	93,750	$0.83
$0.60	100,000	4.26	$0.60	50,000	$0.60
$0.51	150,000	4.32	$0.51	75,000	$0.51
$0.37	4,952,526	2.45	$0.36	4,796,276	$0.36

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants

The following tables summarize the changes in warrants outstanding and exercised, excluding 5,541,182 contingent warrants potentially issuable in the $2.77 million private placement in February 2008, and the related exercise prices for the shares of the Company’s common stock issued as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and exercisable at March 31, 2008	901,421	$0.13
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	901,421	$0.13
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2008	901,421	$0.13

	Warrants Outstanding			Warrants Exercisable

	Number	Weighted Average Remaining	Weighted Average Exercise	Number	Weighted Average Exercise
Exercise Price	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$0.07	138,655	2.00	$0.07	138,655	$0.07
$0.14	143,037	2.00	$0.14	143,037	$0.14
$0.14	253,961	2.00	$0.14	253,961	$0.14
$0.14	339,033	2.00	$0.14	339,033	$0.14
$0.14	26,735	2.00	$0.14	26,735	$0.14
$0.13	901,421	2.00	$0.13	901,421	$0.13

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the three months ended September 30, 2008 and 2007, excluded from diluted earnings per share are 901,421 and 5,503,947, respectively of “in-the-money” warrants and/or options to acquire common stock. At September 30, 2008, all options were “out-of-the-money”.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2008

NOTE 9 - EARNINGS PER SHARE (continued)

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Basic weighted average number of shares outstanding	71,490,001	65,803,698	71,444,320	65,770,913
Dilution effect of stock option and awards at the end of the period	-	-	-	-
Diluted weighted average number of shares outstanding	71,490,001	65,803,698	71,444,320	65,770,913

Anti-dilutive stock awards and shares	901,421	5,503,947	901,421	5,503,947

NOTE 10 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended September 30, 2008 and as of September 30, 2008, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and property, plant and equipment information below is based on physical location of the assets at the end of each period.

	Three Months Ended and As Of September 30, 2008
	Total Oil and Gas Revenue	Total Oil and Gas Assets (1)

Kansas	$77,863	$895,938
Louisiana	89,876	2,943,159
Texas	530,031	11,159,846
	$697,770	$14,998,943

Less : Impairment		(2,674,822)
Accumulated depletion		(2,760,189)
Total oil and natural gas properties		$9,563,932

(1)
Total assets at September 30, 2008 are reported gross, and are not presented net of depreciation, depletion and amortization and impairments. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization and impairments are not allocated to properties.

NOTE 11 - SUBSEQUENT EVENTS

 None to report.

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

Index Oil and Gas Inc. (“Index”, Index Inc.”, “the Company” or “we”, “us”, or “our”) was incorporated in March 2004 under the laws of the State of Nevada and is the parent company with four group subsidiaries: Index Oil & Gas Limited (“Index Ltd”), a United Kingdom holding company, which provides management services to the Company and its United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and gas production to domestic purchasers.

Overview

Production rose approximately 264% from 18.0 MMcfe for the three months ended September 30, 2007 to 65.6 MMcfe for the three months ended September 30, 2008.  Correspondingly, revenues increased approximately 407% from $137,575 for the three months ended September 30, 2007 to $697,770 for the three months ended September 30, 2008.  The average price for natural gas rose from $5.29 per Mcf to $8.68 per Mcf or 64%.  The average price for oil rose 61% from $76.01 per Bbl to $122.18 per Bbl. Overall, the average price per Mcfe rose 39% from $7.63 per Mcfe to $10.63 per Mcfe.

In the three months to September 30, 2008 the Company recorded a full cost ceiling test impairment write down to its oil and gas properties of approximately $2.6 million, due to a downward adjustment to oil and gas reserves and lower oil and gas market prices at the end of the period.  The impact of this impairment charge is that our net loss for the three and six months to September 30, 2008 is substantially higher than any prior equivalent period. In addition the carrying amounts in our balance sheet at September 30, 2008 of oil and natural gas properties, total assets and total stockholders equity are all significantly reduced as a result of this $2.6 million charge.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We had a net loss of $3.4 million for the three months ended September 30, 2008 compared to a net loss of $0.5 million for the three months ended September 30, 2007. The increase in the net loss was primarily due to our ceiling test limitation write-down of approximately $2.6 million, due to the reduction in estimated reserves and oil and natural gas prices, discussed further below. Revenue increased by $0.6 million, but was offset by general and administrative costs of $0.8 million, which increased by $0.2 million, increased depletion of $0.5 million to $0.6 million, and lower interest income on capital previously raised and used in our operations. The following table summarizes key items of revenue and their related increase (decrease) for the fiscal three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	% Change Increase/ (Decrease)

Total revenues	$697,769	$137,575	407%

Production:
Gas (Mcf)	54,701	12,328	344%
Oil (MBbls)	1.823	0.952	91%
Total Equivalents (Boe)	10.940	3.007	264%
Total Equivalents (MMcfe)	65.626	18.040	264%

$ per unit:
Avg. Gas Price per Mcf	$8.68	$5.29	64%
Avg. Oil Price per Bbl	$122.18	$76.01	61%
Avg. Price per Boe	$63.78	$45.76	39%
Avg. Price per Mcfe	$10.63	$7.63	39%

For the three months ended September 30, 2008, oil and natural gas sales increased $0.6 million, from the same period in 2007, to $0.7 million. The increase for the quarter was primarily due to the increase in production volumes of 47.6 MMcfe from 18.0 MMcfe to 65.6 MMcfe or approximately $0.5 million of the $0.6 million increase. The increase in volumes of 47.6 MMcfe was primarily due to new volumes from Outlar of 23.8 MMcfe, Ducroz of 8.3 MMcfe, Shadyside of 11.5 MMcfe, Friedrich of 0.3 MMcfe, Hawkins of 6.4 MMcfe and the three Cason wells of 2.3 MMcfe.  This increased production was offset by decreases in production from Schroeder of  1.2 MMcfe, Kansas wells of  0.1 MMcfe and Walker of 3.7 MMcfe. Total oil production was 1.8  MBbls and total natural gas production was 54.7 MMcf.

Additionally, our revenues increased due to year on year price changes, with our average price per MMcfe increasing by $3.00, or 39%, to $10.63 per Mcfe in fiscal 2008 from $7.63 per Mcfe in fiscal 2007. Our revenues also reflected an increased proportion of natural gas volumes, which had a lower energy equivalent value. Weighted average gas volumes increased in price by $3.39 per Mcf and weighted average oil volumes increased in price per barrel by $46.17. We benefited from increased product prices in the quarter ended September 30, 2008, both for oil and natural gas.  However, our production and sales mix has switched to become predominantly natural gas comprised and the year on year price increase on a Boe basis is less significant than the absolute price changes for each product, due to natural gas realizing a lower energy equivalent price compared to crude oil.

	Three Months Ended September 30,
	2008	2007	% Change Increase/ (Decrease)

Lease operating expense	$112,278	$37,216	202%
Production taxes	28,909	10,958	164%
Depreciation, depletion and amortization	590,593	74,561	692%
Ceiling test impairment expense	2,587,274	-	-
General and administrative costs:
General and administrative costs	697,504	504,504	38%
Stock-based compensation	54,485	44,916	21%

$ per unit:
Avg. lease operating expense per Mcfe	$1.71	$2.06	(17%)
Avg. production taxes per Mcfe	$0.44	$0.61	(28%)
Avg. DD&A per Mcfe	$9.00	$4.13	118%
Avg. ceiling test impairment expense	$39.42	$-	-
Avg. G&A per Mcfe
Avg. G&A per Mcfe	$10.63	$27.97	(62%)
Avg. Stock-based compensation per Mcfe	$0.83	$2.49	(67%)

Lease operating expenses increased $0.1 million for the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to production from new wells that came on production after the first quarter of 2007, principally the three Cason wells, Ducroz, Shadyside, Hawkins, and Outlar 1.  On a per unit basis, lease operating expenses decreased 17% from $2.06 per Mcfe in 2007 to $1.71 per Mcfe in 2007 due to an increase in production volumes.

Taxes other than income increased $18,000 for the three months ended September 30, 2008 as compared to the same period in 2007 due to higher oil and gas revenues, but on a per unit basis decreased $0.17 per Mcfe to $0.44 per Mcfe.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation, for the three months ended September 30, 2008 increased 38% or $0.2 million to $0.7 million compared to the same period in 2007, although on a per unit basis, decreased $17.35 per Mcfe to $10.63 per Mcfe.  The primary reason for the increase was legal and professional fees incurred for SEC filings and other professional and legal consultation as the Company pursues growth strategies.

Stock-based compensation expense was relatively flat or approximately $54,000 for the three months ended September 30, 2008, compared to approximately $45,000 for stock-based compensation in the same period of 2007. This is primarily due to the timing of vesting on larger stock-based awards granted in previous years to officers and directors, including those at the effective date of the reverse merger with Index Ltd, offset by a smaller awards of stock to officers and consultants in fiscal year 2007 and 2008. During the three months ended September 30, 2008 and 2007, the Company did not grant any stock options or warrants.  The Company did award restricted stock to a consultant for a total of $18,000 in stock compensation expense for the three months ended September 30, 2008. On a per unit basis, stock-based compensation decreased $1.66 per Mcfe to $0.83 per Mcfe.

Depletion, depreciation and amortization (“DD&A”) expense increased $0.5 million from the same period in 2007 to $0.6 million for the three months ended September 30, 2008. The increase is primarily due to increased production from new wells that came on production after the first quarter of 2007, principally the three Cason wells, Ducroz, Shadyside, Hawkins, and Outlar 1, and an increase in the unit depletion cost rate. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  On a per unit basis, DD&A expense increased from $4.13 per Mcfe to $9.00 per Mcfe.

Ceiling test impairment expense was recorded in the three months ended September 30, 2008 in the amount of $2.6 million. Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves.  Any excess requires an immediate write-down of its capital costs by this amount.  During the three months ended September 30, 2008, excess of unamortized capitalized costs over the related cost ceiling limitation was $2.6 million due a decrease in estimated reserves on Shadyside and Vieman of approximately 199.0 MMcfe. In addition, adjustments to the projected average prices for the purposes of the ceiling test for our oil and natural gas reserves lead to a reduction from $11.93/Mcfe at March 31, 2008 to $9.55/Mcfe at September 30, 2008. The impact of this impairment charge is that our net loss for the three months to September 30, 2008 is substantially higher than any prior equivalent period. In addition the carrying amounts in our balance sheet at September 30, 2008 of oil and natural gas properties, total assets and total stockholders equity are all significantly reduced as a result of this $2.6 million charge.

Interest income and other decreased $50,000 for the three months ended September 30, 2008 compared to the same period 2007. This decrease relates to interest income earned on equity fund raising in prior fiscal years.

There was no provision for income taxes for the fiscal three months ended 2008 and 2007 due to a 100% valuation allowance recorded for the three months ended September 30, 2008 and 2007, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

We had a net loss of $3.8 million for the six months ended September 30, 2008 compared to a net loss of $0.9 million for the three months ended September 30, 2007. The increase in the net loss was primarily due to our ceiling test limitation write-down of approximately $2.6 million, due to the reduction in estimated reserves and oil and natural gas prices. Revenue increased by $1.8 million during 2008, but was offset by operating costs of $0.4 million, which increased $0.3 million due to increased production, general and administrative costs of $1.5 million, which increased by $0.4 million, increased depletion of $1.2 million to $1.4 million, the ceiling test impairment expense of $2.6 million,  and lower interest income on capital previously raised and used in our operations.  The following table summarizes key items of revenue and their related increase (decrease) for the fiscal six months ended September 30, 2008 and 2007.

	Six Months Ended September 30,
	2008	2007	% Change Increase/ (Decrease)

Total revenues	$2,126,847	$288,948	636%

Production:
Gas (Mcf)	143,352	21,128	578%
Oil (MBbls)	4.830	2.306	109%
Total Equivalents (Boe)	28.722	5.827	393%
Total Equivalents (MMcfe)	172,316	34,964	393%

$ per unit:
Avg. Gas Price per Mcf	$10.79	$6.11	77%
Avg. Oil Price per Bbl	$120.14	$69.29	73%
Avg. Price per Boe	$74.05	$49.59	49%
Avg. Price per Mcfe	$12.34	$8.26	49%

For the six months ended September 30, 2008, oil and natural gas sales increased $1.8 million, from the same period in 2007, to $2.1 million. The increase for the six months was primarily due to the increase in production volumes of 137.4 MMcfe from 35.0 MMcfe to 172.3 MMcfe, or approximately $1.7 million of the $1.8 million increase. The increase in volumes of 137.4 MMcfe was primarily due to new volumes from Outlar of 51.5 MMcfe, Ducroz of 23.4 MMcfe, Shadyside of 46.8 MMcfe, Friedrich of 4.1 MMcfe and our Kansas wells which increased, in total, by 1.0 MMcfe, offset by Walker which decreased 9.7 MMcfe and Schroeder which decreased by 1.2 MMcfe. The Cason wells also contributed 9.0 MMcfe along with Hawkins which contributed 12.5 MMcfe.  Total oil production was 4.8 MBbls and total natural gas production was 143.4 MMcf.

Additionally, our revenues increased due to year on year price changes, with an increase in our average price per MMcfe of $4.08, or 49.0%, to $12.34 per Mcfe in fiscal 2008 from $8.26 per Mcfe in fiscal 2007. Our revenues also reflected an increased proportion of natural gas volumes, which had a lower energy equivalent value. Our weighted average gas volumes increased in price by $4.68 per Mcf and weighted average oil volumes increased in price by $50.85 per barrel. We benefited from increased product prices in the six months ended September 30, 2008, both for oil and natural gas.  However, our production and sales mix has switched to become predominantly natural gas comprised, and the year on year price increase on a Boe basis is less significant than the absolute price changes for each product, due to natural gas realizing a lower energy equivalent price compared to crude oil.

	Six Months Ended September 30,
	2008	2007	% Change Increase/ (Decrease)

Lease operating expense	$302,618	$59,495	409%
Production taxes	128,095	22,928	459%
Depreciation, depletion and amortization	1,356,776	147,961	2566%
Ceiling test impairment expense	2,587,274	-	-
General and administrative costs:
General and administrative costs	1,409,731	977,557	44%
Stock-based compensation	134,354	141,739	(5%)

$ per unit:
Avg. lease operating expense per Mcfe	$1.76	$1.70	4%
Avg. production taxes per Mcfe	$0.74	$0.66	12%
Avg. DD&A per Mcfe	$7.87	$4.23	441%
Avg. ceiling test impairment expense	$15.01	$-	-
Avg. G&A per Mcfe
Avg. G&A per Mcfe	$8.18	$27.96	(71%)
Avg. Stock-based compensation per Mcfe	$0.78	$4.05	(81%)

Lease operating expenses increased $0.2 million for the six months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to new volumes from our three Cason wells, Outlar, Ducroz, Hawkins, Shadyside, Friedrich and our Kansas wells.    On a per unit basis, lease operating expenses increased only slightly from $1.70 per Mcfe in 2007 to $1.76 per Mcfe in 2007, due to the increase in production volumes.

Taxes other than income increased $0.1 million for the six months ended September 30, 2008 as compared to the same period in 2007 due to higher oil and gas revenues and on a per unit basis increased $0.08 per Mcfe to $0.74 per Mcfe.   Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation, for the six months ended September 30, 2008 increased 44% or $0.4 million to $1.4 million compared to the same period in 2007, although on a per unit basis, decreased $19.78 per Mcfe to $8.18 per Mcfe.  The primary reason for the increase was legal and professional fees incurred for SEC filings and other professional and legal consultation as the Company pursues growth strategies.

Stock-based compensation expense was relatively flat or approximately $0.1 million for the six months ended September 30, 2008, compared to approximately $0.1 million for stock-based compensation in the same period of 2007. This is primarily due to the timing of vesting on larger stock-based awards granted in previous years to officers and directors, including those at the effective date of the reverse merger with Index Ltd., offset by a smaller awards of stock to officers and consultants in fiscal year 2007 and 2008.  During the six months ended September 30, 2008 and 2007, the Company did not grant any stock options or warrants.  On a per unit basis, stock-based compensation decreased $3.27 per Mcfe to $0.78 per Mcfe.

Depletion, depreciation and amortization (“DD&A”) expense increased $1.2 million from the same period in 2007 to $1.4 million for the six months ended September 30, 2008. The increase is primarily due to increased production from new wells that came on production after the first quarter of 2007, principally the three Cason wells, Ducroz, Shadyside, Hawkins, and Outlar 1. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  On a per unit basis, DD&A expense increased from $4.23 per Mcfe to $7.87 per Mcfe.

As discussed above, a ceiling test impairment expense was recorded in the three months ended September 30, 2008 in the amount of $2.6 million. Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves.  Any excess requires an immediate write-down of its capital costs by this amount.  During the three months ended September 30, 2008, excess of unamortized capitalized costs over the related cost ceiling limitation was $2.6 million due a decrease in estimated reserves on Shadyside and Vieman of approximately 199.0 MMcfe. In addition, adjustments to the projected average prices for the purposes of the ceiling test for our oil and natural gas reserves lead to a reduction from $11.93/Mcfe at March 31, 2008 to $9.55/Mcfe at September 30, 2008.

Interest income and other decreased $0.1 million for the six months ended September 30, 2008 compared to the same period 2007. This decrease is due to interest income earned on an equity fund raising in prior fiscal years.

There was no provision for income taxes for the fiscal six months ended 2008 and 2007 due to a 100% valuation allowance recorded for the six months ended September 30, 2008 and 2007, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow fluctuations were substantially driven by commodity prices and changes in our production volumes. Prices for oil and natural gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season for natural gas and summer travel for oil; however, the impact of other risks and uncertainties have influenced prices throughout the recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. In the six months ended September 30, 2008 cash flows were generated by operating activities, inclusive of working capital movements, but did not contribute any material funding to exploration and development expenditures. The ceiling test limitation impairment charge is a non-cash item and had no impact on the cash flows of the Company and did not affect its liquidity. See below for additional discussion and analysis of cash flow.

	Six Months Ended September 30,
	2008	2007

Cash flows provided by operating activities	$195,284	$(920,760)
Cash flows used in investing activities	(936,875)	(4,366,831)
Cash flows provided by financing activities	-	9,333
Effect of exchange rate changes	(12,972)	(6,242)
Net increase (decrease) in cash and cash equivalents	$(754,563)	$(5,284,500)

Operating Activities

Net cash flow from operating activities during the six months ended September 30, 2008 was $0.2 million which was a positive change in use of cash of $1.1 million from $0.9 million net cash outflow during the six months ended September 30, 2007. The six months ended September 30, 2008 generated positive cash flow from operating activities, offset by negative working capital movements, and netted broadly neutral cash flow at the operating level.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the six months ended September 30, 2008 was $0.9 million, which was a decrease of $3.4 million from $4.4 million of cash used in investing activities during the six months ended September 30, 2007. This decrease was primarily due to decreased exploration and development activity in the six months ended September 30, 2008 versus September 30, 2007.  Current period capital spending was primarily on the Stewart 1 well of approximately $0.1 million and the Armour-Runnells 1 well of $0.5 million.  The activity included in prior year capital spending was primarily for drilling operations on the Cason 1 well of $0.6 million, initial combined expenditures on the Shadyside and Alligator Bayou prospects of $2.4 million, Outlar 1 of $0.7 million, Ducroz of $0.3 million and an aggregate of spending on other projects and wells of $0.4 million.

Financing Activities

There was no cash used or provided by financing activities during the six months ended September 30, 2008, as no proceeds were received for capital transactions and no financing or debt transactions occurred.   During the six months ended September 30, 2007, a director exercised a total of 66,662 warrants at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued.

Management is of the view that the Company will find it very difficult in the current market conditions to raise any new finance through new debt or equity offerings. This may force us to curtail or reconsider any growth strategies in the immediate future.

As of September 30, 2008 and 2007, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

Based on our current cash resources and other current assets, and forecasts, management believes we have sufficient liquidity to fund operations for the immediate future. We continue to seek new debt and/or equity financing sources, but believe that these are not currently available in the current market conditions. This situation raises doubts as to our ability to fund expenditures for potential acquisitions and other discretionary expansions of our business. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Plan of Operation for Fiscal Year 2009

On an annual basis, we generally expect to fund most of our capital and exploration activities, including oil and gas property acquisitions, with cash generated from operations and from equity financings. We have budgeted for capital expenditures relating to continuing work programs on certain of our oil and natural gas properties described in the Results of Operations. We are currently limiting discretionary capital expenditures to those which we feel can be funded out of current cash resources, and are currently reviewing our levels of general and administrative costs.

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

Interest Sensitivity

Since we do not have any long-term debt subject to variable interest rates, the Company is not exposed to interest rate sensitivity at September 30, 2008.

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

Issuance of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In connection with the Company’s preparation of the financial statements for the quarterly period ended September 30, 2008, management determined that a write-down of approximately $2.6 million was required under our full cost ceiling test limitation, primarily from a reduction in estimated reserves and estimated oil and gas prices. It is not expected that the impairment will result in future cash expenditures. The disclosure set forth in this Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 8-K.

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Index Oil and Gas Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 5, 2008.)
3.2	Bylaws, as amended October 7, 2008 (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed on October 9, 2008.)
31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS INC.

Date: November 14, 2008	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of Index Oil and Gas Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 5, 2008.)
3.2	Bylaws, as amended October 7, 2008 (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed on October 9, 2008.)
31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350