Form 10-Q
period 2008-12-31
Index Oil & Gas Inc.
filed 2009-02-17
CIK 1289255

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

__________________________________
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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of February 13, 2009 was 71,577,056.

Table of Contents

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements:

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$704,906	$2,537,302
Accounts receivable, net of allowance for doubtful accounts of $49,320 and $0 at December 31, 2008 and March 31, 2008, respectively (Note 2)	291,987	970,794
Other receivables (Note 2)	934	5,402
Other current assets (Note 2)	57,117	43,460
Total current assets	1,054,944	3,556,958
Oil and natural gas properties, full cost method, net of accumulated depletion (Notes 2, 3 and 10)	6,413,828	12,595,091
Property and equipment, net of accumulated depreciation (Note 3)	23,701	26,031
Total oil and natural gas properties and property and equipment, net	6,437,529	12,621,122
Total assets	$7,492,473	$16,178,080

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$230,983	$667,133
Accrued liabilities	102,251	358,761
Total current liabilities	333,234	1,025,894
Long-term liabilities:
Asset retirement obligation (Note 5)	83,733	88,209
Total liabilities	416,967	1,114,103

Commitments and contingencies (Note 6)	-	-

Stockholders' equity: (Notes 4, 6, 7, 8 and 9)
Common stock, $0.001 par value; authorized 500 million shares; issued 71,510,889 shares and 71,369,880 shares at December 31, 2008 and March 31, 2008, respectively (Note 7)	71,511	71,370
Additional paid-in capital	21,900,716	21,738,764
Other comprehensive (loss) income (Notes 2 and 4)	(20,010)	1,510
Accumulated deficit	(14,876,711)	(6,747,667)
Total stockholders' equity	7,075,506	15,063,977
Total liabilities and stockholders' equity	$7,492,473	$16,178,080

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Natural gas sales	$341,478	$134,169	$1,888,060	$263,334
Oil sales	99,427	51,145	679,692	210,929
Total revenues (Note 10)	440,905	185,314	2,567,752	474,263
Operating Costs and Expenses:
Lease operating expense	164,924	46,799	467,543	106,293
Depreciation, depletion, amortization and impairment (Note 3)	4,086,082	108,036	8,030,132	255,997
Production taxes	34,648	12,575	162,743	35,503
General and administrative costs	515,808	581,668	2,059,893	1,700,965
Total operating costs and expenses	4,801,462	749,077	10,720,311	2,098,758
Operating loss	(4,360,557)	(563,763)	(8,152,559)	(1,624,495)

Other (income) :
Interest income	(7,625)	(37,503)	(23,515)	(186,756)
Total other expense	(7,625)	(37,503)	(23,515)	(186,756)

Loss before income taxes	(4,352,932)	(526,260)	(8,129,044)	(1,437,739)
Income taxes benefit	-	-	-	-
Net loss	$(4,352,932)	$(526,260)	$(8,129,044)	$(1,437,739)

Earnings per share:
Basic and diluted	$(0.06)	$(0.01)	$(0.11)	$(0.02)

Weighted average shares outstanding:
Basic and diluted (Note 9)	71,510,889	65,803,698	71,466,590	65,782,366

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(8,129,044)	$(1,437,739)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion, amortization and impairment	8,030,132	255,997
Stock compensation expense	162,093	205,165
Allowance for doubtful accounts	49,320	-
Change in operating assets and liabilities:
Decrease (increase) in receivables and other current assets	619,884	(56,760)
(Decrease) increase in accounts payable and accrued expenses	(686,074)	115,673
Net cash provided by (used in) operating activities	46,311	(917,664)
Cash flows from investing activities
Acquisition of oil and gas properties and property and equipment	(1,851,015)	(6,430,344)
Net cash (used in) investing activities	(1,851,015)	(6,430,344)
Cash flows from financing activities
Proceeds from issuances of common stock	-	9,333
Payment for share issue costs	-	(15,000)
Net cash provided by (used in) financing activities	-	(5,667)

Effect of exchange rate changes on cash and cash equivalents	(27,691)	(14,542)

Net (decrease) in cash and cash equivalents	(1,832,395)	(7,368,217)
Cash and cash equivalents, beginning of period	2,537,301	10,141,125
Cash and cash equivalents, end of period	$704,906	$2,772,908

Supplemental non-cash disclosures:
Cash received during the period for interest	$23,515	$186,756
Non-cash financing and investing transactions:
Non-cash stock based compensation cost	$162,093	$205,165

See accompanying notes to unaudited condensed consolidated financial statements

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Organization

We are an independent oil and natural gas company engaged in the acquisition, exploration, development, production and sale of oil and natural gas properties in North America.  We have interests in properties in Kansas, Louisiana and Texas.

Index Oil and Gas Inc. (“Index”, “Index Inc.”, “the Company” or “we”, “us”, or “our”) was incorporated in March 2004 under the laws of the State of Nevada and is the parent company with four group subsidiaries: Index Oil & Gas Limited (“Index Ltd”), a United Kingdom holding company, which provides management services to the Company and its United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and natural gas production to domestic purchasers.

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

These unaudited condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. We are actively seeking additional funding through various methods, but due to current market conditions funding is not readily available. These conditions indicate the existence of a material uncertainty which may cast significant doubt about our ability to continue as a going concern. These financial statements do not include the adjustments that would result if the Company was unable to continue as a going concern.

Overview

All references to production quantities are for the Company’s net share to its interest in properties, unless stated otherwise.

Production rose approximately 133% from 24.0 MMcfe for the three months ended December 31, 2007 to 55.8 MMcfe for the three months ended December 31, 2008. Correspondingly, revenues increased approximately 138% from $185,314 for the three months ended December 31, 2007 to $440,905 for the three months ended December 31, 2008. The average price for natural gas rose from $7.10 per Mcf to $7.46 per Mcf or 5%. The average price for oil fell 2% from $60.67 per Bbl to $59.57 per Bbl. Overall, the average price per Mcfe rose 2% from $7.73 per Mcfe to $7.90 per Mcfe. In the three months and nine months to December 31, 2008, the Company recorded a full cost ceiling test impairment write down to its oil and gas properties of approximately $3.6 million and $6.2 million respectively, due to a downward adjustment to oil and gas reserves and lower oil and natural gas market prices at end of quarter periods. See Note 3.

Operations

The Company’s initial exploration project is located in Kansas, and is a low-risk, low-cost, low-working interest, and limited upside project and which is not expected to be a significant contributor to future growth.  Our working interest (“WI”) in the Kansas Area of Mutual Interest (“AMI”) wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County and the net revenue interest (“NRI”) is either approximately 4.155% or 2.64%, respectively. The Company has committed to an ongoing program of 14 wells for low-risk prospects in Stafford and Barton Counties. The program has been partially conducted to date, with certain completion operations in progress at December 31, 2008.
Further activity is dependent on commodity pricing and evaluation of the program to date.  Total net production for the three months ended December 31, 2008 for all Kansas wells was 3.1 MMcfe (thousand Mcf of natural gas equivalent).

The Company’s onshore drilling program in Louisiana includes its interest in the Walker 1 discovery well (WI 12.5%, approximate NRI 9.36%). Following recompletion attempts between March and June 2008, production from the Walker well is expected to remain marginally economic. The Walker 1 well had net production of 0.2 MMcfe for the three months ended December 31, 2008. In April 2007, the Company signed agreements to participate in the Shadyside prospect, located in St. Mary Parish, Louisiana. Index had an initial 15% WI in the prospect, reducing to 13.5% after prospect payout. The Shadyside 1 well was drilled to a total depth of approximately 16,294 feet and due to non-participation by the former operator, Index increased to a 30% working interest in the well. The well has experienced production issues and had workover operations performed which were unsuccessful in restoring production. The Company has now fully written off its proved reserves on the well and is awaiting a recommendation from the operator.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY (continued)

The Company’s onshore drilling program in Texas includes its interest in Vieman 1 (19.5% WI, approximate NRI 14.56%) in Brazoria County Texas which began production in February 2007 and has been recompleted.. The well failed to produce at economic rates and is currently shut-in awaiting operator’s recommendations. Index has written off all its proved reserves on the well. The Hawkins 1 well (WI 12.5%, approximate NRI 10.01%), also in Texas, in Matagorda County, began production into the local pipeline grid in January 2008 and had net production of 7.6 MMcfe for the three months ended December 31, 2008.  The Friedrich Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Victoria County, had net production of approximately 7.2 MMcfe for the three months ended December 31, 2008, while the Schroeder Gas Unit 1 (WI 37.5%, approximate NRI 28.125%), in Goliad County, had net production of 0.3 MMcfe during the same period, which was lower than expected following remediation work.

The George Cason 1 well, the Cason 2 well and the Cason 3 well, drilled on the Fern Lake prospect in Nacogdoches County, Texas had net production of approximately 3.8 MMcfe combined for the three months ended December 31, 2008. Index currently has a 25.0% WI and an approximate 18.7% NRI in all three Cason wells. The Company is currently participating, with other partners, in geological analyses on other formations encountered in the wells.  The Cason wells are proving to be challenging in terms of volumes and maintaining production.

The Company is participating in an exploration agreement at 20% WI in the Supple Jack Creek lease area. The first well, HNH Gas Unit 1, targeted gas in the Edwards Limestone in Lavaca County, Texas. The well reached a total depth of approximately 15,000 feet, was sidetracked laterally to approximately 16,000 feet but the attempt to complete the well in the Edwards formation was unsuccessful. The well is currently suspended pending a decision on producing multiple, logged pay intervals within the overlying Wilcox formation. Subject to results, the Company will evaluate additional drilling. The gas unit designated for the well covers 566.59 acres, however, the contract AMI for the overall prospect extends over a much larger area.

The Ducroz 1 (WI 7.5%, approximate NRI 5.25%), which targets gas in stacked Miocene objectives, had net production of 7.7 MMcfe for the three months ended December 31, 2008. Ducroz 1 is considered by the Company to be a single well project.

The Outlar 1 (approximate NRI 8.2% before payout, 7.0% after payout) had net production of 24.0 MMcfe net for the three months ended December 31, 2008. The Company views the West Wharton project as potentially significant for the Company as it has existing leases on up to five well-defined prospects. The second well in this prospect, Stewart 1 was spudded in May 2008 and reached total depth at 11,922 feet in June 2008.  The targeted reservoir section was penetrated and contained gas-bearing intervals which were deemed to be sub-commercial. The operator has submitted a proposal to sidetrack the Stewart 1 well, in which Index has chosen not participate following technical review. After the drilling of the Stewart 1 sidetrack, the Company will review the potential of the West Wharton project, on which it has existing leases on up to five defined prospects.

In July 2007, the Company announced that it signed a Purchase and Sale Agreement to acquire a 5.0% WI and approximate 3.5% NRI in the Alligator Bayou exploration prospect located beneath onshore portions of Brazoria and Matagorda Counties, Texas. The prospect covers up to several thousand acres. The first well, Armour-Runnells 1, which targets gas in the deep, high pressure, high temperature Wilcox formation, was spudded in April 2008 and drilled, as Armour-Runnells #1 ST (“Armour-Runnells well”), to a total measured depth of 23,830 feet after encountering multiple zones of potential natural gas pay. Production test operations are currently being performed. The Company anticipates this well to have the highest potential impact and to be the highest risk well in its portfolio.

In December 2008 the Company announced participation in drilling the Cochran #1 exploratory well in the Garwood prospect located in Colorado County, Texas. The well was drilled to a total measured depth of 16,870 feet after encountering multiple zones of potential natural gas pay and commenced production late in December 2008, at an initial daily rate of more than 6.1 million cubic feet of gas and 100 barrels of oil plus approximately 300 barrels of water, gross. The Company holds a five percent working interest in the well and prospect leases.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its Annual Report on Form 10-K for the year ended March 31, 2008.

Principles of Consolidation/Basis of Presentation

The unaudited condensed consolidated financial statements as of December 31, 2008 and March 31, 2008 and for the three months ended December 31, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries, Index USA, Index Investments, Index Offshore and Index Ltd, after eliminating all significant intercompany accounts and transactions.

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

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. The Company recorded an allowance for doubtful accounts at December 31, 2008 in the amount of $49,320 due to the bankruptcy filing of one of the purchasers of crude oil prior to July 15, 2008.  There was no allowance for doubtful accounts at March 31, 2008.

Other Current Assets

Other receivables at December 31, 2008 and March 31, 2008, of $934 and $5,402, respectively, consisting of value added tax recoverable in the United Kingdom and an income tax receivable at December 31, 2008 by the Company. Other current assets of $57,117 and $43,460 at December 31, 2008 and March 31, 2008, respectively, consist of prepaid expenses.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in “Accumulated other comprehensive (loss)/gain” in the equity section of the Consolidated Balance Sheet and totaled $(20,010) and $575 as of December 31, 2008 and 2007, respectively, and foreign currency transaction (losses)/gains are included in the Consolidated Statement of Operations.

New Accounting Pronouncements Not Yet Adopted

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).   SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  An entity that has and continues to follow an accounting treatment in category (c) or category (d) as of March 15, 1992, need not change to an accounting treatment in a higher category ((b) or (c)) if its effective date was before March 15, 1992.  For pronouncements whose effective date is after March 15, 1992, and for entities initially applying an accounting principle after March 15, 1992 (except for EITF consensus positions issued before March 16, 1992, which become effective in the hierarchy for initial application of an accounting principle after March 15, 1993), an entity shall follow this Statement.  Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). An entity shall follow the disclosure requirements of SFAS 154, and additionally, disclose the accounting principles that were used before and after the application of the provisions of SFAS 154 and the reason why applying SFAS 154 resulted in a change in accounting principle. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.   SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.  SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption  In September 2008, the FASB issued Staff Position  133-1 and FASB Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”, which addressed various issues related to FASB No. 133 and FIN 45, but also clarified the effective date of SFAS 161 to be any period, annual or interim beginning after November 15, 2008. The Company is adopting SFAS 161 for its next interim period. The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company has not engaged in any derivative instruments or hedging activities.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

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

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R”)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect will be dependent upon acquisitions after that time.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and natural gas properties under the full cost method of accounting at December 31, 2008 and March 31, 2008 consist of the following:

	December 31, 2008	March 31, 2008
	(unaudited)
Proved properties	$5,510,142	$11,181,430
Unevaluated and unproved properties	4,125,213	2,821,271
Total oil and natural gas properties-onshore	9,635,355	14,002,701
Less: Accumulated depletion	(3,221,527)	(1,407,610)
Net oil and natural gas properties-onshore	$6,413,828	$12,595,091

Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves. Any excess requires an immediate write-down of its capital costs by this amount.

At December 31, 2008, the excess of unamortized capitalized costs over the related cost ceiling limitation was $3,622,541 and the Company recorded a full cost ceiling test impairment write down of this amount to its oil and gas properties. This impairment was due primarily to a full write-down of remaining reserves on Shadyside of approximately 354.9 MMcfe and the effect of this write-down in the ceiling test computation. The write-down on the Shadyside well is due to an unsuccessful workover operation, as a result of which the well is currently shut-in. In addition, the projected average prices per MMcfe used in the ceiling tests for its oil and natural gas reserves was reduced from $11.93 at March 31, 2008 to $5.91 at December 31, 2008. Natural gas prices, in particular, have reduced further subsequent to the balance sheet date, and in the lead up to the date of filing these condensed financial statements, but this change is not required to be and has not been used in the ceiling test calculation. Prices of the Nymex natural gas futures contract for the prompt month were $5.62 per Mcf on December 31, 2008 and $4.81 per Mcf on February 9, 2009.

Proved properties are reported net of cumulative impairment charges of $6,297,363 at December 31, 2008, inclusive of the current period impairment charge, and $87,548 at March 31, 2008, respectively. The Consolidated Statement of Losses for the three and nine months to December 31, 2008 are stated inclusive of impairment expense of $3,622,541 and $6,209,815, respectively, and which are reported within the expense category “Depreciation, depletion, amortization and impairment”.

Included in the Company's oil and natural gas properties are asset retirement obligations of $83,733 and $88,209 as of December 31, 2008 and March 31, 2008, respectively.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST (continued)

Depletion expense was $461,337 and $106,678 or $8.27 and $4.45 per Mcfe of production for the three months ended December 31, 2008 and 2007, respectively.

At December 31, 2008 and March 31, 2008, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	December 31, 2008	March 31, 2008
Not subject to depletion-onshore:	(unaudited)
Exploration costs	$3,210,208	$1,960,886
Cost of undeveloped acreage	915,005	860,386
Total not subject to depletion	$4,125,213	$2,821,272

It is anticipated that the cost of undeveloped acreage of $1.0 million and exploration costs of $3.2 million will be included in depreciation, depletion and amortization when the related projects are planned and drilled and completed, as appropriate. Included in exploration costs and undeveloped acreage are costs of approximately $1.7 million related to exploration costs for the HNH Gas Unit 1, approximately $0.4 million in undeveloped acreage for the Supple Jack Creek prospect, approximately $0.1 million in undeveloped acreage for the West Wharton prospect, exploration costs and undeveloped acreage of approximately $1.5 million and $0.1 million, respectively, for the Armour-Runnells 1 and approximately $0.3 million in undeveloped acreage for the Alligator Bayou prospect.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at December 31, 2008 and March 31, 2008 were as follows:

	December 31, 2008	March 31, 2008
	(unaudited)
Computer costs, including foreign translation adjustment	$43,667	$42,069
Less: accumulated depreciation	(19,967)	(16,038)
Total property and equipment, net	$23,701	$26,031

Depreciation expenses from continuing operations amounted to $2,204 and $2,268 for the three months ended December 31, 2008 and 2007, respectively. There was no interest capitalized in property, plant and equipment at December 31, 2008 and 2007.

NOTE 4 - COMPREHESIVE LOSS

For the three months and nine months ended December 31, 2008 and 2007, comprehensive income consisted of the amounts listed below.
	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
Accumulated other comprehensive income (loss) beginning of period		$(9,036)		$8,791		$1,510		$15,399
Net (loss)	$(4,352,932)		$(526,260)		$(8,129,044)		$(1,437,739)

Foreign currency translation	(10,974)		(8,216)		(21,520)		(14,824)
Total other comprehensive income (loss)	(10,974)	(10,974)	(8,216)	(8,216)	(21,520)	(21,520)	(14,824)	(14,824)

Comprehensive income (loss)	$(4,363,906)		$(534,476)		$(8,150,564)		$(1,452,563)
Accumulated other comprehensive income (loss)		$(20,010)		$575		$(20,010)		$575

Comprehensive loss for the three and nine months to December 31, 2008 is stated inclusive of impairment expense of $3,622,541 and $6,209,815, respectively, and which is a component of net loss within the measure of comprehensive loss.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 5 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the three months ended December 31, 2008 is as follows:

Three Months Ended December 31, 2008
(unaudited)
ARO as of September 30, 2008	$64,098
Revision of previous estimates	19,635
Liabilities incurred during period	-
Accretion expense	-
ARO as of December 31, 2008	$83,733

Of the total ARO, $83,733 and $88,209 is classified as a long-term liability at December 31, 2008 and March 31, 2008, respectively. For each of the three months ended December 31, 2008 and 2007, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset of salvage values to future costs.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures with ongoing expenditures on the Kansas properties, and expenditures and commitments relating to certain wells in Texas and Louisiana arising out of the normal course of business.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has two leases related to corporate housing in Houston for UK based officers while periodically working at the corporate office, on a month-to-month basis and a remaining 7-month lease respectively.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or the consultant terminates such engagement by written notice.

Stockholder Matters

There were no stockholder matters voted on during the quarter ended December 31, 2008.

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

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 7 - CAPITAL STOCK

During the quarter ended December 31, 2008:
Three Months Ended December 31, 2008
(unaudited)
Balance as of September 30, 2008	71,510,889
Issuance of common stock awards	0
Balance as of December 31, 2008	71,510,889

In December 2008, the Company further revised its agreement with a consulting firm, whereby the contractor will receive certain bonuses related to services provided, and which are to be discharged by the issuance of common stock in the company under the agreement. The stock is awarded and issued at the point of approval of the bonus by the Board of Directors of the Company, following the end of a quarter and based on the closing stock price on approval date. For services provided in the three months to December 31, 2008, the contractor was awarded 66,167 shares of common stock, at a price of $0.15 per share, subsequent to December 31, 2008, and to be recognized as issued stock in the quarter of award.

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

The Board of Directors of Index Inc. agreed to the adoption of the 2006 Incentive Stock Option Plan (the “Stock Option Plan”) and approved it on March 14, 2006 effective as of January 20, 2006, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the Stock Option Plan, Index Inc. allowed for the issuance of options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. who had held options to purchase ordinary shares of Index Ltd prior to the completion of the acquisition.  These options to purchase shares are fully vested, and therefore, no compensation expense was recorded for these options during the three months ended December 31, 2008.

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

The remaining compensation expense associated with total unvested awards as of December 31, 2008 was $13,844 and will be recognized during this fiscal year. Total compensation expense for the three months ended December 31, 2008 and 2007 was $27,738 and $63,425, respectively.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company’s common stock issued to certain directors, stockholders and others at December 31, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2008	5,202,526	$0.42
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	5,202,526	$0.42
Granted		-
Exercised		-
Canceled or expired	(250,000)	(1.42)
Outstanding at September 30, 2008	4,952,526	$0.37
Granted		-
Exercised		-
Canceled or expired
Outstanding at December 31, 2008	4,952,526	$0.37

The Company has assumed an annual forfeiture rate of 5 % for the awards granted in 2008 based on the Company’s history for this type of award to various employee groups. Compensation expense is recognized ratably over the requisite service period and immediately for retirement-eligible employees.
Options Outstanding				Options Exercisable

		Weighted Average
	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$0.35	4,577,526	2.06	$0.35	4,577,526	$0.35
$0.83	125,000	3.72	$0.83	93,750	$0.83
$0.60	100,000	4.01	$0.60	50,000	$0.60
$0.51	150,000	4.07	$0.51	75,000	$0.51
$0.37	4,952,526	2.20	$0.36	4,796,276	$0.36

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 8 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION (continued)

Warrants

The following tables summarize the changes in warrants outstanding and exercised, excluding 5,541,182 contingent warrants potentially issuable in the $2.77 million private placement in February 2008, and the related exercise prices for the shares of the Company’s common stock issued as follows:
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and exercisable at March 31, 2008	901,421	$0.13
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	901,421	$0.13
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2008	901,421	$0.13
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	901,421	$0.13

Warrants Outstanding				Warrants Exercisable

		Weighted Average
	Number	Remaining Contractual	Exercise Price	Number	Weighted Average
Exercise Price	Outstanding	Life (Years)	Weighted Average	Exercisable	Exercise Price
$0.07	138,655	1.75	$0.07	138,655	$0.07
$0.14	143,037	1.75	$0.14	143,037	$0.14
$0.14	253,961	1.75	$0.14	253,961	$0.14
$0.14	339,033	1.75	$0.14	339,033	$0.14
$0.14	26,735	1.75	$0.14	26,735	$0.14
$0.13	901,421	1.75	$0.13	901,421	$0.13

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the three months ended December 31, 2008 and 2007, excluded from diluted earnings per share are 901,421 and 5,478,947, respectively of “in-the-money” warrants and/or options to acquire common stock.  At December 31, 2008, all options were “out-of-the-money”.

The following is a calculation of basic and diluted weighted average shares and/or options and warrants outstanding:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Basic weighted average number of shares outstanding	71,510,889	65,803,698	71,466,590	65,782,366
Dilution effect of stock option and awards at the end of the period	-	-	-	-
Diluted weighted average number of shares outstanding	71,510,889	65,803,698	71,466,590	65,782,366

Anti-dilutive stock awards and shares	901,421	5,478,947	901,421	5,478,947

NOTE 10 - OPERATING SEGMENTS

The Company has one reportable segment, oil and natural gas exploration and production, as determined in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” See below for information by geographic location.

Geographic Area Information

During the three months ended December 31, 2008 and as of December 31, 2008, the Company owned oil and natural gas interests in three main geographic areas in the United States. Geographic revenue and property, plant and equipment information below is based on physical location of the assets at the end of each period.

	Three Months Ended and As Of December 31, 2008
	Total Oil and Gas Revenue	Total Oil and Gas Assets (1)

Kansas	$30,475	$917,500
Louisiana	173,647	2,943,652
Texas	236,783	12,071,566
	$440,905	$15,932,718

Less : Impairment		(6,297,363)
Accumulated depletion		(3,221,527)
Net oil and natural gas properties		$6,413,828

_____________________________

(1)           Total assets at December 31, 2008 are reported gross, and are not presented net of depreciation, depletion and amortization and impairments. Under the full cost method of accounting for oil and gas properties, depreciation, depletion and amortization and impairments are not allocated to properties.

INDEX OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DECEMBER 31, 2008

NOTE 11 - SUBSEQUENT EVENTS

A quorum of stockholders present in person or by proxy approved the 2008 Stock Incentive Plan at the reconvened Annual General Meeting of Stockholders on January 27, 2009. The meeting was reconvened having not reached a quorum at the original meeting in December 2008.

In January 2009 the Company issued 66,167 shares of common stock under a services agreement to a consulting firm, for services provided in the preceding quarter. See also note 7.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to attract and retain management;

•	our growth strategies;

•	anticipated trends in our business;

•	our future results of operations;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our exploration, acquisition and development activities;

•	our ability to successfully and economically explore for and develop or participate in the exploration and development of oil and natural gas resources;

•	market conditions in the oil and gas industry;

•	the timing, cost and procedure for proposed acquisitions;

•	the impact of government regulation;

•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•	planned capital expenditures (including the amount and nature thereof);

•	increases in oil and natural gas production;

•	the number of wells we anticipate drilling, or participating in the drilling of, in the future;

•	estimates, plans and projections relating to acquired properties;

•	the number of potential drilling locations;

•	our financial position, business strategy and other plans and objectives for future operations;

•	the possibility that our acquisitions may involve unexpected costs;

•	the volatility in commodity prices for oil and natural gas;

•	the accuracy of internally estimated proved reserves;

•	the presence or recoverability of estimated oil and natural gas reserves;

•	the ability to replace oil and natural gas reserves;

•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks;

•	exploration and development risks;

•	competition;

•	the inability to realize expected value from acquisitions;

•	the ability of our management team to execute its plans to meet its goals;

•
general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected, including the possibility that the current economic recession in the United States will be severe and prolonged, which could adversely affect the demand for oil and natural gas and make it difficult, if not impossible, to access financial markets; and

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

Index Oil and Gas Inc. (“Index”, Index Inc.”, “the Company” or “we”, “us”, or “our”) was incorporated in March 2004 under the laws of the State of Nevada and is the parent company with four group subsidiaries: Index Oil & Gas Limited (“Index Ltd”), a United Kingdom holding company, which provides management services to the Company and its United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company. Index Inc., through its subsidiaries, is engaged in exploration, appraisal, development, production and sale of oil and natural gas. The Company does not currently operate any of its properties and sells its oil and natural gas production to domestic purchasers.

Overview

All references to production quantities are for the Company’s net share to its interest in properties, unless stated otherwise.

Production rose approximately 133% from 24.0 MMcfe for the three months ended December 31, 2007 to 55.8 MMcfe for the three months ended December 31, 2008. Correspondingly, revenues increased approximately 138% from $185,314 for the three months ended December 31, 2007 to $440,905 for the three months ended December 31, 2008. The average price for natural gas rose from $7.10 per Mcf to $7.46 per Mcf or 5%.  The average price for oil fell 2% from $60.67 per Bbl to $59.57 per Bbl. Overall, the average price per Mcfe rose 2% from $7.73 per Mcfe to $7.90 per Mcfe.

In the three months to December 31, 2008 the Company recorded a full cost ceiling test impairment write down to its oil and gas properties of approximately $3.6 million, due to a downward adjustment to oil and gas reserves and lower oil and gas market prices at the end of the period.  The impact of this impairment charge is that our net loss for the three months to December 31, 2008 is substantially higher than any prior equivalent period, including the immediately preceding quarter where a $2.6 million ceiling test impairment charge was taken. In addition the carrying amounts in our balance sheet at December 31, 2008 of oil and natural gas properties, total assets and total stockholders equity are all significantly reduced as a result of this $3.6 million charge.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

We had a net loss of $4.4 million for the three months ended December 31, 2008 compared to a net loss of $0.5 million for the three months ended December 31, 2007. The increase in the net loss was primarily due to our ceiling test limitation write-down of approximately $3.6 million, due to the reduction in estimated reserves and oil and natural gas prices, discussed further below. Revenue increased by $0.3 million, but was offset by general and administrative costs of $0.5 million, increased depletion of $0.4 million to $0.5 million, and lower interest income on capital previously raised and used in our operations. The following table summarizes key items of revenue and their related increase (decrease) for the fiscal three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007	% Change Increase/ (Decrease)
Total revenues	$440,905	$185,314	138%

Production:
Gas (MMcf)	45.774	18.907	142%
Oil (MBbls)	1.669	0.843	98%
Total Equivalents (MBoe)	9.298	3.994	133%
Total Equivalents (MMcfe)	55.788	23.965	133%

$ per unit:
Avg. Gas Price per Mcf	$7.46	$7.10	5%
Avg. Oil Price per Bbl	$59.57	$60.67	(2%)
Avg. Price per Boe	$47.42	$46.40	2%
Avg. Price per Mcfe	$7.90	$7.73	2%

For the three months ended December 31, 2008, oil and natural gas sales increased $0.3 million, from the same period in 2007, to $0.4 million. The increase for the quarter was primarily due to the increase in production volumes of 31.8 MMcfe from 24.0 MMcfe to 55.8 MMcfe or approximately $0.3 million of the $0.3 million increase. The increase in volumes of 31.8 MMcfe was primarily due to new volumes from Outlar of 18.3 MMcfe, Ducroz of 7.7 MMcfe, Hawkins of 7.6 MMcfe, the three Cason wells of 2.8 MMcfe and Cochran of 1.7 MMcfe.  This increased production was offset by decreases in production from Schroeder of 4.8 MMcfe, Kansas wells of 0.1 MMcfe, Vieman of 0.1 MMcfe, Friedrich of 0.7 MMcfe and Shadyside of 4.8 MMcfe. Total oil production was 1.7 MBbls and total natural gas production was 45.8 MMcf.

Additionally, our revenues increased due to year on year price changes, with our average price per Mcfe increasing by $0.17, or 2%, to $7.90 per Mcfe in fiscal 2008 from $7.73 per Mcfe in fiscal 2007. Our revenues also reflected an increased proportion of natural gas volumes, which had a lower energy equivalent value. Weighted average gas volumes increased in price by $0.36 per Mcf and weighted average oil volumes decreased in price per barrel by $1.10. We benefited from increased product prices in the quarter ended December 31, 2008, both for oil and natural gas.  However, our production and sales mix has switched to become predominantly natural gas comprised and the year on year price increase on a Boe basis is less significant than the absolute price changes for each product, due to natural gas realizing a lower energy equivalent price compared to crude oil.

	Three Months Ended December 31,
	2008	2007	% Change Increase/ (Decrease)

Lease operating expense	$164,924	$46,799	252%
Production taxes	34,648	12,575	176%
Depreciation, depletion and amortization	463,541	108,036	329%
Ceiling test impairment expense	3,622,541	-	-
General and administrative costs:
General and administrative costs	488,070	518,243	(6%)
Stock-based compensation	27,738	63,425	(56%)

$ per unit:
Avg. lease operating expense per Mcfe	$2.96	$1.95	51%
Avg. production taxes per Mcfe	$0.62	$0.52	18%
Avg. DD&A per Mcfe	$8.31	$4.51	84%
Avg. ceiling test impairment expense	$64.93	$-	-
Avg. G&A per Mcfe:
Avg. G&A per Mcfe	$8.75	$21.62	(60%)
Avg. Stock-based compensation per Mcfe	$0.50	$2.65	(81%)

Lease operating expenses increased $0.1 million for the three months ended December 31, 2008 as compared to the same period in 2007. The increase was primarily due to production from new wells that came on production after the first quarter of 2007, principally the three Cason wells, Ducroz, Shadyside, Hawkins, and Outlar 1.  On a per unit basis, lease operating expenses increased 51% from $1.95 per Mcfe in 2007 to $2.96 per Mcfe in 2007 due to an increase in production volumes.

Taxes other than income increased $22,000 for the three months ended December 31, 2008 as compared to the same period in 2007 due to higher oil and gas revenues, on a per unit basis increased $0.10 per Mcfe to $0.62 per Mcfe.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation, for the three months ended December 31, 2008 was relatively flat at $0.5 million compared to the same period in 2007, although on a per unit basis, decreased $12.88 per Mcfe to $8.75 per Mcfe.

Stock-based compensation expense decreased for the three months ended December 31, 2008 to approximately $28,000 compared to approximately $63,000 for stock-based compensation in the same period of 2007. This is primarily due to the timing of vesting on larger stock-based awards granted in previous years to officers and directors, including those at the effective date of the reverse merger with Index Ltd, offset by a smaller awards of stock to officers and consultants in fiscal year 2007 and 2008. During the three months ended December 31, 2008 and 2007, the Company did not grant any stock options or warrants. During the three months to December 31, 2008 the Company operated an ongoing agreement with a consulting firm under which a stock award was made subsequent to the end of period. On a per unit basis, stock-based compensation decreased $2.15 per Mcfe to $0.50 per Mcfe.

Depletion, depreciation and amortization (“DD&A”) expense increased $0.4 million from the same period in 2007 to $0.5 million for the three months ended December 31, 2008. The increase is primarily due to increased production from new wells that came on production after the first quarter of 2007, principally the three Cason wells, Ducroz, Shadyside, Hawkins, and Outlar 1, and an increase in the unit depletion cost rate. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  On a per unit basis, DD&A expense increased from $4.51 per Mcfe to $8.31 per Mcfe.

Ceiling test impairment expense was recorded in the three months ended December 31, 2008 in the amount of $3.6 million. Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves.  Any excess requires an immediate write-down of its capital costs by this amount. During the three months ended December 31, 2008, the excess of unamortized capitalized costs over the related cost ceiling limitation was $3.6 million due primarily to a full write-down of remaining reserves on Shadyside of approximately 354.9 MMcfe and the effect of this write-down on the present value ceiling in the ceiling test computation. Reserve reductions were partially offset by additions related to the Cochran well. In addition, adjustments to the projected average prices for the purposes of the ceiling test for our oil and natural gas reserves lead to a reduction from $11.93/Mcfe at March 31, 2008 to $5.91/Mcfe at December 31, 2008. The impact of this impairment charge is that our net loss for the three months to December 31, 2008 is substantially higher than any prior equivalent period. In addition the carrying amounts in our balance sheet at December 31, 2008 of oil and natural gas properties, total assets and total stockholders equity are all significantly reduced as a result of this $3.6 million charge.

Interest income and other decreased $30,000 for the three months ended December 31, 2008 compared to the same period 2007. This decrease relates to interest income earned on equity fund raising in prior fiscal years.

There was no provision for income taxes for the fiscal three months ended 2008 and 2007 due to a 100% valuation allowance recorded for the three months ended December 31, 2008 and 2007, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

We had a net loss of $8.1 million for the nine months ended December 31, 2008 compared to a net loss of $1.4 million for the nine months ended December 31, 2007. The increase in the net loss was primarily due to our ceiling test limitation write-down of approximately $6.2 million, due to the reduction in estimated reserves and oil and natural gas prices. Revenue increased by $2.1 million during 2008, but was offset by operating costs of $0.5 million, which increased $0.4 million due to increased production, general and administrative costs of $2.1 million, which increased by $0.4 million, increased depletion of $1.6 million to $1.8 million, the ceiling test impairment expense of $6.2 million, and lower interest income on capital previously raised and used in our operations.  The following table summarizes key items of revenue and their related increase (decrease) for the fiscal six months ended December 31, 2008 and 2007.

	Nine Months Ended December 31,
	2008	2007	% Change Increase/ (Decrease)

Total revenues	$2,567,752	$474,263	441%

Production:
Gas (MMcf)	189.126	40.035	372%
Oil (MBbls)	6.496	3.150	106%
Total Equivalents (MBoe)	38.017	9.822	287%
Total Equivalents (MMcfe)	228.102	58.935	287%

$ per unit:
Avg. Gas Price per Mcf	$9.98	$6.58	52%
Avg. Oil Price per Bbl	$104.63	$66.96	56%
Avg. Price per Boe	$67.54	$48.29	40%
Avg. Price per Mcfe	$11.26	$8.05	40%

For the nine months ended December 31, 2008, oil and natural gas sales increased $2.1 million, from the same period in 2007, to $2.6 million. The increase for the nine months was primarily due to the increase in production volumes of 169.2 MMcfe from 58.9 MMcfe to 228.1 MMcfe, or approximately $1.9 million of the $2.1 million increase. The increase in volumes of 169.2 MMcfe was primarily due to new volumes from Outlar of 69.8 MMcfe, Ducroz of 31.1 MMcfe, Shadyside of 46.8 MMcfe, Friedrich of 3.4 Mmcfe and our Kansas wells which increased, in total, by 1.0 MMcfe, offset by Walker which decreased 9.8 MMcfe and Schroeder which decreased by 6.1 MMcfe. The Cason wells also contributed 11.9 MMcfe along with Hawkins which contributed 20.1 MMcfe.  Total oil production was 6.5 MBbls and total natural gas production was 189.1 MMcf.

Additionally, our revenues increased due to year on year price changes, with an increase in our average price per MMcfe of $3.21, or 49.0%, to $11.26 per Mcfe in fiscal 2008 from $8.05 per Mcfe in fiscal 2007. Our revenues also reflected an increased proportion of natural gas volumes, which had a lower energy equivalent value. Our weighted average gas volumes increased in price by $3.40 per Mcf and weighted average oil volumes increased in price by $37.73 per barrel. We benefited from increased product prices in the nine months ended December 31, 2008, both for oil and natural gas.  However, our production and sales mix has switched to become predominantly natural gas comprised, and the year on year price increase on a Boe basis is less significant than the absolute price changes for each product, due to natural gas realizing a lower energy equivalent price compared to crude oil.

	Nine Months Ended December 31,
	2008	2007	% Change Increase/ (Decrease)

Lease operating expense	$467,543	$106,293	409%
Production taxes	162,743	35,503	459%
Depreciation, depletion and amortization	1,820,317	255,997	2566%
Ceiling test impairment expense	6,209,815	-	-
General and administrative costs:
General and administrative costs	1,925,539	1,559,226	44%
Stock-based compensation	134,354	141,739	(5%)

$ per unit:
Avg. lease operating expense per Mcfe	$2.05	$1.80	4%
Avg. production taxes per Mcfe	$0.71	$0.60	12%
Avg. DD&A per Mcfe	$7.98	$4.34	441%
Avg. ceiling test impairment expense	$27.22	$-	-
Avg. G&A per Mcfe
Avg. G&A per Mcfe	$8.44	$26.46	(71%)
Avg. Stock-based compensation per Mcfe	$0.59	$2.41	(81%)

Lease operating expenses increased $0.4 million for the nine months ended December 31, 2008 as compared to the same period in 2007. The increase was primarily due to new volumes from our three Cason wells, Outlar, Ducroz, Hawkins, Shadyside, Friedrich and our Kansas wells.    On a per unit basis, lease operating expenses increased from $1.80 per Mcfe in 2007 to $2.05 per Mcfe in 2008, due to the increase in production volumes.

Taxes other than income increased $0.1 million for the nine months ended December 31, 2008 as compared to the same period in 2007 due to higher oil and gas revenues and on a per unit basis increased $0.11 per Mcfe to $0.71 per Mcfe.   Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense, excluding stock-based compensation, for the nine months ended December 31, 2008 increased 44% or $0.4 million to $1.9 million compared to the same period in 2007, although on a per unit basis, decreased $18.02 per Mcfe to $8.44 per Mcfe.  The primary reason for the increase was legal and professional fees incurred for SEC filings and other professional and legal consultation as the Company pursues growth strategies.

Stock-based compensation expense was flat or approximately $0.1 million for the nine months ended December 31, 2008, compared to approximately $0.1 million for stock-based compensation in the same period of 2007. This is primarily due to the timing of vesting on larger stock-based awards granted in previous years to officers and directors, including those at the effective date of the reverse merger with Index Ltd., offset by a smaller awards of stock to officers and consultants in fiscal year 2007 and 2008.  During the nine months ended December 31, 2008 and 2007, the Company did not grant any stock options or warrants.  On a per unit basis, stock-based compensation decreased $1.82 per Mcfe to $0.59 per Mcfe.

Depletion, depreciation and amortization (“DD&A”) expense increased $1.6 million from the same period in 2007 to $1.8 million for the nine months ended December 31, 2008. The increase is primarily due to increased production from new wells that came on production after the first quarter of 2007, principally the three Cason wells, Ducroz, Shadyside, Hawkins, and Outlar 1. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  On a per unit basis, DD&A expense increased from $4.34 per Mcfe to $7.98 per Mcfe.

As discussed above, a ceiling test impairment expense was recorded in the nine months ended December 31, 2008 in the amount of $6.2 million. Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves.  Any excess requires an immediate write-down of its capital costs by this amount.

Interest income and other decreased $0.2 million for the nine months ended December 31, 2008 compared to the same period 2007. This decrease is due to interest income earned on an equity fund raising in prior fiscal years.

There was no provision for income taxes for the fiscal six months ended 2008 and 2007 due to a 100% valuation allowance recorded for the nine months ended December 31, 2008 and 2007, respectively on the total tax provision as the Company believed that it is more likely than not that the asset will not be utilized during the next year.

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

The recent and ongoing changes in the global economy, including the economic recession in the United States, are adversely affecting the demand for oil and natural gas, and commodity prices for both products have fallen significantly. There is a high probability of continuing low prices for the foreseeable future and possibly further price declines. Our revenues are based on sales of oil and natural gas at prevailing market prices. Cash flows provided by operating activities were negative in the three months to December 31, 2008, and were based on average prices that were higher than the average from January 1, 2009 to the date of this report.

Working capital was substantially influenced by these factors. See Results of Operations for a review of the impact of prices and volumes on sales. In the nine months ended December 31, 2008, small positive cash flows were generated by operating activities, inclusive of working capital movements, but these did not contribute any material funding to exploration and development expenditures. The ceiling test limitation impairment charge is a non-cash item and had no impact on the cash flows of the Company and did not affect its liquidity. See below for additional discussion and analysis of cash flow.

We have decided to minimize capital expenditures because we do not expect to generate positive cash flows from operations for the next fiscal quarter, to March 31, 2009, and because we have not secured any new funding. We are currently forecasting total capital expenditures for the fiscal year to March 31, 2009 to be less than our original budget, having taken into account cost increases on the Armour-Runnells well.

	Nine Months Ended December 31,
	2008	2007

Cash flows provided by (used in) operating activities	$46,311	$(917,664)
Cash flows (used in) investing activities	(1,851,015)	(6,430,344)
Cash flows (used in) financing activities	-	(5,667)
Effect of exchange rate changes	(27,691)	(14,542)
Net (decrease) in cash and cash equivalents	$(1,832,395)	$(7,368,217)

Operating Activities

Net cash flow from operating activities during the nine months ended December 31, 2008 was $0.1 million which was a positive change in use of cash of $1.0 million from $0.9 million net cash outflow during the nine months ended December 31, 2007. The nine months ended December 31, 2008 generated positive cash flow from operating activities, offset by negative working capital movements, and netted broadly neutral cash flow at the operating level.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the nine months ended December 31, 2008 was $1.9 million, which was a decrease of $4.5 million from $6.4 million of cash used in investing activities during the nine months ended December 31, 2007. This decrease was primarily due to decreased exploration and development activity in the nine months ended December 31, 2008 versus December 31, 2007.  Current period capital spending was primarily on the Armour-Runnells 1 well of $0.4 million and on the Cochran 1 well of $0.5 million.  The activity included in prior year capital spending was primarily for drilling operations on the Cason 1 well of $0.6 million, initial combined expenditures on the Shadyside and Alligator Bayou prospects of $2.4 million, Outlar 1 of $0.7 million, Ducroz of $0.3 million and an aggregate of spending on other projects and wells of $0.4 million.

Financing Activities

There was no cash used or provided by financing activities during the nine months ended December 31, 2008, as no proceeds were received for capital transactions and no financing or debt transactions occurred. During the nine months ended December 31, 2007, a director exercised a total of 66,662 warrants at a price of $0.14 for a total of $9,333 and a total of 66,662 shares of common stock, $0.001 par value, were issued.

As of December 31, 2008 and 2007, our common stock is the only class of stock outstanding and we have no outstanding short or long-term debt financing.

Liquidity Issues

Management is of the view that the Company will find it very difficult in the current market conditions to raise any new funds through debt or equity offerings, although we continue to seek these opportunities. This has forced us to curtail and reconsider any planned growth strategies in the immediate future, and could result in the curtailment of our operations.

The continuation of our Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. We are actively seeking additional funding through various methods, but due to current market conditions, funding is not readily available. These conditions indicate the existence of a material uncertainty which may cast significant doubt about our ability to continue as a going concern.

Based on our current cash resources and other current assets, and using assumptions that by nature are imprecise, management believes we have sufficient liquidity to fund only limited operations over the immediate future.

We are endeavoring to reduce general and administrative costs where possible. We are in the process of concluding arrangements with certain of our management and Directors under which salaries and fees would be reduced by 30% and certain benefits would be suspended, and for lost salary and benefits to be replaced by stock awards of an equivalent value, to be made under our 2008 Stock Incentive Plan. Such arrangements, if executed, are contemplated to be effective from December 1, 2008 for a minimum of three and maximum of six months, at which point prior terms would re-apply. We have also reduced the usage of certain consulting services and have terminated certain consultant agreements. We have reduced our expenditures to a minimum on investor and public relations related activities. We continue to operate month-to-month arrangements for the use of our Houston office.

We are subject to continuing cost overruns on operations on the Armour-Runnells well and are at risk of low and declining product prices for our sales of oil and natural gas. Our priorities are to continue to be able to participate in and fund continuing expenditures on the Armour-Runnells well, if we conclude such expenditures are of potential benefit, and to continue to meet operating cost and other contractual obligations on our existing wells. We may not be able to make future undeveloped lease renewal and lease maintenance expenditures that we may wish to make, and therefore, we may lose rights to certain undeveloped acreage. We currently are not able to make any new financial commitments to participate in new projects and will only be able to consider participation in any discretionary proposed new operations on our existing properties if we conclude we have funds for the expenditure. During 2009, we may be presented with proposals for new operations, including new drilling on our Garwood, Alligator Bayou, Supple Jack Creek and Kansas properties, and possibly others. We await recommendations from our operator of the Shadyside well.

In general we must fund our share of costs of any proposed new operation, described in an Authorization for Expenditure (AFE) issued by an operator, for any existing or new well under an operating agreement in place or go “non-consent”.  If the Company elects to go “non-consent” on an AFE, we generally will lose our interest in the well for which the operation was proposed until actual payout of the operation, plus a penalty as a percentage of payout. In general, under our joint operating agreements we can elect to go “non-consent” on wells, and we continue to evaluate the appropriate circumstances in which we choose to make that election.

Index is generally contractually liable for our share of all operational costs not covered by an AFE, such as, for example, well repair costs under a certain amount specified in an operating agreement or the costs of well plugging and abandonment.  Index is also contractually liable for all costs it has agreed to under an AFE. Index must fund its share of any lease renewal or lease maintenance costs on any acreage not held by production, or it will lose its interest in that acreage.

We are currently actively considering all potential corporate transactions, which may include full or partial asset disposals or a business combination with another entity in a transaction where Index is not the surviving entity.

As part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Securities Exchange Act of 1934, as amended, and complying with the Sarbanes-Oxley Act of 2002, we are exploring alternative trading platforms, which may involve trading our common stock on the "pink sheets", which is an automated quotation system under which broker-dealers publish quotes for trading in over-the-counter securities.  We also are evaluating the benefits of continuing to be traded on the OTC-Bulletin Board and the possibility of becoming listed on a national securities exchange.  Analysis of a move to the “pink sheets” involves not only reducing costs, but also our expected sources of future capital as well as the number of record holders of our outstanding common stock

We currently are seeking payment in a bankruptcy proceeding related to the former purchaser of our Kansas oil production, Eaglwing L.P, for the recovery of approximately $50,000 in value of oil sales. We dispute that our debt be classified as unsecured on the basis that, under applicable Kansas law, producers have liens in product delivered to debtors. Recovery of the debt is uncertain, and the debt has been fully provided against. In the current economic environment, there is an increased risk that other of our purchasers could similarly file for bankruptcy protection and we continue to assess such risk. See also Part II, Item 1.

Plan of Operation for Fiscal Year 2009

On an annual basis, we generally expect to fund most of our capital and exploration activities, including oil and natural gas property acquisitions, with cash generated from operations, if any, and from equity financings. For fiscal year 2009 we budgeted for capital expenditures relating to continuing work programs on certain of our oil and natural gas properties described in the Results of Operations.

We have reviewed and revised our original capital expenditure budget and plans, based on the liquidity issues discussed in this report. We are currently planning to make continuing capital expenditures on the Armour-Runnells well, with the objective of achieving definitive test results. Our forward plan includes the potential drilling of second wells on the Garwood and Alligator Bayou projects, together with potential 3D seismic acquisition and lease renewals on Alligator Bayou, and potential additional operations on the HNH Gas Unit well. We do not currently have sufficient funds to be able to commit to these expenditures, if proposed by our operators. We may also have some further small expenditure which may be incurred in Kansas.

We are unlikely to be able to make new discretionary capital expenditure commitments, and are attempting to manage our levels of general and administrative costs.

Contractual Obligations

We have no material long-term commitments associated with our capital expenditure plans or operating agreements, although we are subject to normal operational and cost risks on active projects. Consequently, we believe we have a significant degree of flexibility to increase the level of expenditures if circumstances warrant. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, developmental and exploration activities, access to financing, oil and gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

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

Interest Sensitivity

Because we do not have any long-term debt subject to variable interest rates, the Company is not exposed to interest rate sensitivity at December 31, 2008.

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

For the month of June 2008 and for the first 18 days of July 2008, Eaglwing, L.P. purchased substantially all of the crude oil production of certain properties in Barton and Stafford Counties, Kansas, in which Index has a working interest.   Our operator then ceased selling crude oil production to the entity.  As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), voluntarily filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware.  Index has not received payment for such sales. Recovery on such accounts receivable will depend on, among other things, the bankruptcy process governing SemCrude and Eaglwing.

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

Item 1A. Risk factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

By proxy statement approved by the Board of Directors, the Company solicited votes for three proposals during the period covered by this report. The three proposals presented by the Company to stockholders were approved during the Company's reconvened annual general meeting on January 27, 2009. The annual general meeting was originally held on December 9, 2008, and was adjourned to January 27, 2009 for lack of a quorum.

A quorum of stockholders present in person or by proxy approved the re-election of four directors. Board members re-elected are Daniel L. Murphy, chairman, Lyndon West, Andrew Boetius, and David Jenkins, non-executive director. The Company has no other Board members. Stockholders also ratified the 2008 Stock Incentive Plan and the appointment of RBSM LLP as independent auditors for the fiscal year ending March 31, 2009.

The vote tallies were as follows:

(1)	Election of nominees to the Board of Directors of the Company.

	For	Withheld

Daniel L. Murphy	34,384,413	3,533,996
Lyndon West	35,282,239	2,636,170
Andrew Boetius	35,282,239	2,636,170
David Jenkins	35,282,239	2,636,170

(2)	Ratification of appointment of RSBM LLP as the Company’s auditors for the fiscal year ending March 31, 2009.

For	Against	Abstain
36,276,720	41,589	1,600,100

(3)	Ratification of the 2008 Stock Incentive Plan.

For	Against	Abstain
16,912,165	3,925,748	6,267,393

Item 5. Other Information.

In connection with the Company’s preparation of the financial statements for the quarterly and nine month periods ended December 31, 2008, management determined that write-downs of approximately $3.6 million and $6.2 million, respectively, were required under our full cost ceiling test limitation, primarily from a reduction in estimated reserves and estimated oil and gas prices. It is not expected that the impairments will result in future cash expenditures. The disclosure set forth in this Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 8-K.

Item 6. Exhibits.

Item	Description
3.2	Bylaws, as amended October 7, 2008 (incorporated by reference to the Company’s Current Report on Form 8K filed on October 9, 2008)

10.1
Amended and Restated Agreement for Exploration, Production and Strategic Services between Index Oil and Gas Inc. and ConRon Consulting Inc. dated December 8, 2008 (incorporated by reference to the Company’s Current Report on Form 8K filed on December 12, 2008)

10.2	Index Oil and Gas Inc. 2008 Stock Incentive Plan

31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS INC.

Date: February 17, 2009	By:	/s/ Lyndon West
Lyndon West
Chief Executive Officer

Date: February 17, 2009	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer

Exhibit Index

Item	Description
3.2	Bylaws, as amended October 7, 2008 (incorporated by reference to the Company’s Current Report on Form 8K filed on October 9, 2008)

10.1
Amended and Restated Agreement for Exploration, Production and Strategic Services between Index Oil and Gas Inc. and ConRon Consulting Inc. dated December 8, 2008 (incorporated by reference to the Company’s Current Report on Form 8K filed on December 12, 2008)

10.2	Index Oil and Gas Inc. 2008 Stock Incentive Plan

31.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Lyndon West in satisfaction of Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Andrew Boetius in satisfaction of Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350