Form 10-K
period 2009-03-31
Index Oil & Gas Inc.
filed 2009-07-10
CIK 1289255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                            Accelerated Filer ☐
Non-accelerated Filer ☐                                                             Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as quoted on the OTC Bulletin Board on September 30, 2008 was $19,389,292

As of June 30, 2009, there were outstanding 71,656,852 shares of common stock.

Documents Incorporated by Reference

Information required by Part III will either be included in the registrant’s definitive proxy statement filed with the Securities and Exchange Commission or filed as an amendment to this Form 10-K no later than 120 days after the end of the registrant’s fiscal year, to the extent required by the Securities Exchange Act of 1934, as amended.

i

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings “Risk factors”, “Management’s discussion and analysis of financial condition and results of operations”, “Business” and elsewhere in this report.

ii

PART I

Item 1.  Business

Organization

We are an independent oil and natural gas company engaged in the acquisition, exploration, development, production and sale of oil and natural gas properties in North America.  We have interests in properties in Kansas, Louisiana and Texas.

Index Oil and Gas Inc. (“Index”, Index Inc.”, “the Company”, or “we”, “us”, or “our”) was incorporated under the laws of the state of Nevada in March 2004 and is the parent company with four group subsidiaries: Index Oil & Gas Limited (“Index Ltd”), a United Kingdom holding company, which provides management services to the Company, and United States operating subsidiaries; Index Oil & Gas (USA) LLC (“Index USA”), an operating company; Index Investments North America Inc. (“Index Investments”); and Index Offshore LLC (“Index Offshore”), a wholly owned subsidiary of Index Investments and also an operating company.  We do not currently operate any of our oil and natural gas properties, and we sell our oil and natural gas production to domestic purchasers through agreements primarily negotiated by the operators of our oil and natural gas properties.

Index was originally incorporated under the name Thai One On, Inc. (“Thai”) in March 2004 under the laws of the State of Nevada.  In November 2005, Thai entered into a Letter of Intent agreement with Index Ltd for a proposed reverse merger with Thai. Subsequently, Thai changed its name to Index Oil and Gas Inc. In January 2006, the stockholders of Index Ltd entered into agreements that resulted in a change in control of the public entity. Index Ltd was incorporated in the United Kingdom in February 2003 and commenced oil and gas operations in the US later that year.

Prior to the reverse merger, Index Ltd operated with a fiscal year ended March 31.  Subsequent to the reverse merger, the Board of Directors of the newly created Index Oil and Gas Inc. resolved to maintain the fiscal year ended March 31 and adopted this fiscal year end for the Company.

Overview

For the fiscal year ended March 31, 2009, Index had year-on-year increases in production and revenue.  We have a sustained history of drilling success, measured by the completion rate on wells drilled, while pursuing higher-impact prospects and while remaining debt free (excluding ordinary course trade debt).   We have recruited highly experienced senior staff members in exploration and production, land and operations and in accounting to the Index team.

Reserves decreased approximately 67% from 219.469 MBoe (thousand barrels of oil equivalent) of proven reserves as of March 31, 2008 to 87.703 MBoe of proven reserves as of March 31, 2009, primarily as a result of a full write-down of remaining reserves on the Shadyside well, and also on the Friedrich, Cason (3 wells) and Schroeder wells, partially offset by additions related to the Cochran well. As a result we have a low success rate on full cycle commerciality. Production rose approximately 250%, consistent with drilling success, from 28.6 MBoe for the fiscal year ended March 31, 2008 to 47.8 MBoe for the fiscal year ended of March 31, 2009. Total production in the fourth quarter of fiscal year 2009 was 9.8 MBoe.  Correspondingly, oil and natural gas revenues increased approximately 65% from $1.7 million for the fiscal year ended March 31, 2008 to $2.8 million for the fiscal year ended March 31, 2009.

For the fiscal year ended March 31, 2009, we recorded a full cost ceiling test impairment write-down to its oil and natural gas properties of approximately $7.0 million, due to a downward adjustment to oil and gas reserves and lower oil and gas market prices at the end of the period.  The impact of this impairment charge is that our net loss for the fiscal year ended March 31, 2009 is substantially higher than any prior equivalent period. In addition, the carrying amounts in our balance sheet at March 31, 2009 of oil and natural gas properties, total assets and total stockholders equity are all significantly reduced as a result of this $7.0 million charge. For a further detailed description of the full cost accounting method for oil and natural gas properties and the ceiling test impairment write-down, see Item 2. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern Issues

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon attaining and maintaining profitable operations and raising additional capital. We are actively currently seeking additional funding through various methods, but due to current market conditions funding may not be readily available. In addition, our current liabilities exceeded our current assets at March 31, 2009 and at the date of this report. One of the reasons for our current financial position is that we have suffered significant cost overruns on one of our projects, the Armour Runnells well, and we have arranged a payment plan with the operator of that property. This arrangement is not specifically covered in the governing agreements for the project or property, and the operator may seek to rely upon any and all provisions of those agreements. These conditions indicate the existence of a material uncertainty which may cast significant doubt over our ability to continue as a going concern.

Management is currently considering other options should current efforts to secure new funding be unsuccessful. These could include the establishment of a form of liquidating trust to hold the assets of the Company for the benefit of shareholders or the sale of the Company’s assets as part of a liquidation and, after discharging obligations, distributing the remaining proceeds, if any, to shareholders. Our Board of Directors is also actively considering deregistering from the Securities Exchange Act of 1934, if in its best judgment the costs of the requirements of being a compliant public company outweigh the benefits to shareholders and if we are eligible to deregister.

Our financial results depend upon many factors, particularly the price of oil and natural gas and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future oil and natural gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, if any, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success.

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

Strengths and Strategies

We are a non-operating partner or participant in oil and natural gas projects in Texas, Louisiana and Kansas.  We have interests in lands and properties and rely on third party operators to drill and operate wells on those properties.  With each new drilling project on our properties, we have the opportunity to participate based on the proposal submitted to us by the operator for the specific project.  We mitigate our risk by performing our own analysis of the proposed wells and the geological features of the target structures or horizons.  Our technical staff has considerable experience in the oil and natural gas industry with specific expertise in the regions where our properties are located. As a non-operator, we are able to avoid some of the direct risks associated with operating oil and natural gas properties; although, because we rely on third party operators, certain of those risks may affect the properties and, if the risk is realized, would lower our returns on our investment in the properties.

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

Our strategy has been to establish a presence in the onshore gulf coast region through participation in various projects with the goal of having those operations reach a level of production sufficient to support the business at its current levels while maintaining a debt-free basis (except for ordinary course trade debt). As of the end of our fiscal year ending March 31, 2009, following the reserve write-downs we have suffered and the drop in oil and, in particular, natural gas prices, we believe that we have not achieved this level of production with our existing interests in producing properties.

If we are able to secure new additional funding on terms satisfactory to management, on a go-forward basis, our goals are to enhance shareholder value by increasing our reserves, production, cash flow and profitability by (1) participating in the development of our existing core properties, (2) establishing new opportunities for exploration in moderate risk, moderate reward properties, (3) completing acquisitions and selective divestitures, (4) maintaining technical expertise, (5) focusing on cost control, and (6) maintaining financial flexibility. We have previously adjusted our business strategy to include more high-impact wells that can deliver, if successful, much higher value, volume, and follow-on potential that has the potential to deliver growth. We have tried to protect ourselves and our investors by limiting any single prospect investment to a small percentage of the overall funding that we have at our disposal. We will pursue appropriate opportunities to acquire or merge with businesses that share our risk-balanced approach to drilling opportunities and whose assets will enhance our growth and shareholder value. While we currently do not operate our properties, we will not preclude becoming an operator in the future if the opportunity and higher risk and cost structure meet with our expectations for enhanced shareholder value.

Our Operating Areas

We own producing and non-producing oil and natural gas properties in Kansas, Louisiana, and Texas.  See Item 2. Property for a description of our proved reserves in each state. In each area we are pursuing geological objectives and projects that are consistent with our technical expertise to provide the highest potential economic returns. For the fiscal year ended March 31, 2009, we participated in 7.0 gross and 0.3588 net wells, for which principal drilling and, where applicable, completion operations were concluded in the year.  Of these wells, 6.0 gross and 0.265 net wells became productive.  The following is a summary of our major operating areas in which we discuss their various characteristics, including our working interests (“WI”) and our net revenue interests (“NRI”) in various properties and wells.

Kansas

Properties Summary.  At March 31, 2009, we owned approximately 227 net acres in Kansas.  Our production is concentrated in Stafford and Barton Counties.  Total net production for the fiscal year ended March 31, 2009, for all Kansas wells was approximately 2,500 Bbls or 15.0 MMcfe (thousand Mcf of natural gas equivalent).

Operations Summary. Our Kansas properties represent a very low risk, low cost, low working interest, and limited upside project which is not expected to be a significant contributor to future growth.  Our working interest in the Kansas wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County, and the net revenue interest is either approximately 4.155% or 2.64%, respectively. The operating economics of our Kansas wells are very sensitive to the relationship of oil price and operating costs, and at March 31, 2009, a number of wells were shut in or were producing marginally. As of March 31, 2009, we had interests in 29 gross productive oil wells in Kansas (1.3725 and expect that participation to remain broadly constant in the fiscal year ending March 31, 2010, taking into account possible participation in new wells and shut-ins of existing wells.

Louisiana

Properties Summary.  At March 31, 2009, we owned approximately 17 net acres in Calcasieu and St. Mary Parishes.   Total net production for the fiscal year ended March 31, 2009, for 2.0 gross wells in Louisiana was approximately 47.6 Mmcfe.

Operations Summary. The Company’s onshore drilling program in Louisiana is comprised of its interest in the Walker 1 well (WI 12.5%, approximate NRI 9.36%) and the Shadyside 1 well (30% WI, 22.5% NRI). Future production from the Walker well, if any, is expected to be marginally economic. The Shadyside 1 well has experienced production issues and had workover operations performed which were unsuccessful in restoring production. The Company has fully written off its proved reserves on the well.  We are in discussions, via our operator, to assign ownership of the Shadyside wellbore to a third party, which would avoid the requirement for us to plug and abandon the well. Should this assignment not proceed our proportion of the costs to plug and abandon the well are expected to be approximately $18,000, which we expect to be materially offset by salvage proceeds.

Texas

Properties Summary. At March 31, 2009, we owned approximately 1,956 net acres in Texas.  Our production is in Brazoria, Matagorda, Victoria, Goliad, Wharton, Colorado, and Nacogdoches counties.    Total net production for the fiscal year ended March 31, 2009, for all Texas wells was approximately 223.9 MMcfe or 37.3 MBoe.  The table below shows our net production from the various Texas wells during the fiscal year ended March 31, 2009:

Texas Production

Year ending March 31, 2009

Well name	Gas, MMcf	Oil, MBbl	Equivalent, MBoe	Equivalent, MMcfe

Vieman 1	2.382	0.005	0.402	2.413
Hawkins 1	27.352	0.005	4.564	27.352
Freidrich Gas Unit 1	29.708	0.000	4.951	29.708
Schroeder Gas Unit 1	1.421	0.000	0.237	1.421
Cason wells *	14.661	0.000	2.444	14.661
Outlar 1	71.022	4.412	16.249	97.493
Ducroz 1	36.692	0.034	6.149	36.894
Cochran 1	12.856	0.190	2.333	13.998
Total	196.094	4.646	37.328	223.940

*   Cason 1, Cason 2 and Cason 3

Operations Summary.  As at March 31, 2009 we carried proved reserves against only the following Texas wells:

Outlar 1; Wharton County; WI 10.9% (9.38% after prospect payout **), NRI 8.2% (7.0% after prospect payout).
Ducroz 1; Brazoria County; WI 7.5%, NRI 5.25%.
Hawkins 1; Matagorda County; WI 12.5%, NRI 10.01%.
Cochran #1; Garwood County; WI 5%, NRI 3.75%.

** defined as that point in time when the gross proceeds of the sale of oil and/or gas produced and sold from all wells drilled in the prospect, and/or  sale of any wells in the prospect, after deducting all lease burdens, including all overriding royalty interests, and taxes, (including gross production taxes, windfalls profit taxes, if any, and ad valorem taxes) equals the actual costs of drilling, testing, completing, equipping, and operating the test well, and/or any subsequent wells, in addition to the leasehold, overhead, and geological costs of the prospect.

All other wells in the above production table have suffered various depletion and production maintenance issues and were non-productive either at March 31, 2009 or the date of this report. We divested of our interest in the Cason wells and related leases in June 2006, for minimal cash consideration.

We also hold an interest in the following exploration projects in Texas:

Alligator Bayou prospect:

The Alligator Bayou prospect is a deep Wilcox trend high impact exploration prospect, located in Matagorda County, Texas, covering a large 4-way structural closure of approximately 10,000 acres defined by 2D seismic. The Armour-Runnells #1 ST exploratory well has been drilled to a total depth of 23,830 feet, has encountered multiple sands with logged pay and is currently awaiting the commencement of phase 2 testing operations. Index holds a 5% WI and a 3.5% NRI in the well and leases over the prospect. Management views this prospect as a potentially very significant exploration project, although, as of the date of this report, we cannot quantify what that impact may be or provide any assurances that the potential will be realized.

Garwood field:

The Garwood field is a three-way structural closure upthrown to a major Wilcox expansion fault, located in Colorado County, Texas, and has the potential to extend the highly productive Ewers/Meine trend tested in three nearby fields. The Cochran #1 well tested zones at approximately 16,600 feet and 13,800 feet, and is currently producing from the upper zone. The well has proved up at least two further development and three probable locations, with most likely reserves for each such well estimated by management as 2.5 Bcfe gross and 5.0 Bcfe gross, respectively. Index holds a 5% WI and a 3.75% NRI in the Cochran #1 well and leases over the prospect.

We also hold leases in Texas in: (i) the Supple Jack Creek lease area, at a 20% WI, in which a first well, HNH Gas Unit 1, was drilled and is currently suspended pending further evaluation of potential logged pay intervals; and (ii) the West Wharton prospect area, on which the Outlar 1 well was drilled. The second well, Stewart 1, including a sidetrack in which Index did not participate, was a dry hole and the overall project is now under review.

In general we must fund our share of costs of any proposed new operation, described in an Authorization for Expenditure (AFE) issued by an operator, for any existing or new well under an operating agreement in place or go “non-consent”.  If we elect to go “non-consent” on an AFE, we generally will lose our interest in the well for which the operation was proposed until actual payout of the operation, plus a penalty as a percentage of payout. In general, under our joint operating agreements we can elect to go “non-consent” on wells, and we continue to evaluate the appropriate circumstances in which we choose to make that election.

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

Customers

Through contracts negotiated by our operators, we sell our crude oil and natural gas production to independent purchasers (collectively, “purchasers”), as allowed by our joint operating agreements.  Additionally, we may sell directly to our operator crude oil and natural gas under our joint operating agreement. We have limited input into the terms of the contracts for the marketing or sale of our oil and natural gas production to purchasers.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within forty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers or our operators are collectible. All transportation costs are accounted for as costs that are offset against oil and natural gas sales revenue. In the fiscal year ended March 31, 2009, approximately 36%, 22% and 13% of revenues from our share of oil production were sold to three independent crude oil and gas purchasers, who also are our operators and who act on our behalf under our joint operating agreements as the purchaser of our oil and / or natural gas production and who maintain purchasing agreements with the underlying physical purchasers, and for the 2008 fiscal year ended March 31, 2008, approximately 28%, 25% and 17% of oil sales were sold to three independent crude oil purchasers. We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and natural gas we produce. We believe that other purchasers are available in our areas of operations.

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

Employees

As of March 31, 2009, we had employment agreements with the following officers: Mr. Lyndon West, CEO, Mr. Andrew Boetius, CFO and Secretary, Mr. Dan Murphy, Chairman (who changed to three days per week from July 1, 2008) and Mr. Gregory Mendez, Controller. In addition, we had consulting agreements with entities owned and controlled by Dr. Ronald Bain, Chief Operating Officer, and Mr. Samuel Culpepper, Vice President Land and Operations, respectively. In addition, we had a letter agreement with Mr. David Jenkins, our non-executive director.  We also had one employee on our administrative staff.  As of March 31, 2009 we had five total and four full time employees, excluding the above consulting positions.

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

Corporate Governance Matters

Our website is http://www.indexoil.com. All corporate filings with the SEC can be found on our website, as well as other information related to our business. Under the Corporate Governance tab of the Investor Relations section you can find copies of our Code of Business Conduct and Ethics and our Whistleblower policy.

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

We were formed in 2003 operating as a private company, Index Ltd, formed under the laws of the United Kingdom and through which entity operations were conducted prior to the reverse merger into a public shell company, which occurred in 2006. As of the date of this Annual Report, we have a limited operating history upon which you can base an evaluation of our business and prospects. As a company in the early stage of development, we are subject to substantial risks, uncertainties, expenses and difficulties. You should consider an investment in Index in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•           Successfully execute our business strategy, including being able to attract adequate capital;

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

In the fiscal year ended March 31, 2009, we incurred a financial loss of approximately $9.4 million, after taxation and inclusive of impairment write-downs of approximately $7.0 million. In the future we may plan to significantly increase our corporate expenses and general overhead. There is no assurance, however, that we will be able to successfully achieve an increase in production and reserves so as to operate in a profitable manner. If the business of oil and natural gas well exploration and development slows, and commodity prices notably decline, our margins and profitability will suffer. We are unable to predict whether our operating results will be profitable.

Our operations have consumed a substantial amount of cash since inception. We expect to continue to spend substantial amounts to:

•           identify and exploit oil and natural gas opportunities;

•           maintain and increase the company’s human resources, including full time and consultant resources;

•           evaluate drilling opportunities; and

•           evaluate future projects and areas for long term development.

We expect to have increased cash requirements to fund our properties.

We expect that our cash requirement for operations and capital expenditures will increase significantly over the next several years. We will be required to raise additional capital to meet anticipated needs. Our future funding requirements will depend on many factors, including, but not limited to:

•           success of ongoing operations;

•           forward commodity prices; and

•           operating costs (including human resources costs).

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

At March 31, 2009, and as of the date of this annual report, our current liabilities exceeded our current assets and our independent accountants have raised doubt about our ability to continue as a going concern.

One of the reasons for this position is that we have suffered significant cost overruns on one of our projects and we have arranged a payment plan with the operator of that oil and natural gas property. This arrangement is not embodied in the governing agreements for the project or property and the operator may seek to rely upon any and all provisions of those agreements. In addition net proceeds from any future financings may be required to fund some or all of these past costs. The continuation of our company as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital. We are actively seeking additional funding through various methods, but due to current market conditions, funding is not readily available. These conditions indicate the existence of a material uncertainty which may cast significant doubt over our ability to continue as a going concern.

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially because of the limited daily trading volumes in our shares.

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

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Lyndon West, our President and Chief Executive Officer, Mr. Daniel Murphy, our Chairman of the Board of Directors, Dr. Ronald Bain, our Chief Operating Officer, Mr. Andrew Boetius, our Chief Financial Officer, Mr. Samuel Culpepper, our Vice President Land and Operations, and Mr. Gregory Mendez, our Controller, for their skills, experience, and knowledge of the company and industry contacts. Currently, we have employment or non-executive director agreements with all of our directors who are Lyndon West, Daniel Murphy, David Jenkins and Andrew Boetius. The loss of any of these executives, or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

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

The market for oil and natural gas recovery projects is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: operation of our properties by third party operators, timing and market acceptance, introduction of competitive technologies, price, and purchaser’s interest in acquiring our oil and natural gas output.

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

We are a small company with only four full-time employees and one part-time employee as of March 31, 2009. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures, if any, and our ability to borrow and raise additional capital. The amount we will be able to borrow under any senior revolving credit facility will be subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and natural gas have increased significantly and have been more volatile over the past twelve months. Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

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

Our initial growth is due to acquisitions of properties and undeveloped leaseholds. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel for the operator of our properties. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel is particularly severe in Kansas, Texas and Louisiana, we could be materially and adversely affected because our properties are concentrated in those areas.

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

Our common stock has been quoted on the OTC Bulletin Board under the symbol “IXOG.OB” since December 16, 2005. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, approximately ninety percent of the trading days in the quarter to March 31, 2009 saw trading in our stock of less than 100,000 shares per day, including all days in the month of March 2009. During that same period, the smallest number of shares traded in one day was zero and the largest number of shares traded in one day was 193,156. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

In addition, rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement for both an annual assessment of our internal control over financial reporting and the attestation of the assessment by our independent registered public accountants, as the rules now stand, will first apply to our annual report for fiscal year ending March 31, 2010. In the future, our ability to continue to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

Because of the high cost of compliance, our board of directors may in the near future recommend to deregister from the Securities Exchange Act, if possible, if in its best judgment the costs of the requirements of being a compliant public company outweigh the benefits to shareholders and if we are eligible to deregister.  If we deregister, the market for trading in our common stock could become even less liquid, and information regarding our company could be less available.

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

The exercise of our outstanding warrants and options may depress our stock price

We currently have 5,853,947 warrants, excluding the Loyalty Warrants associated with our $2.77 million private placement in February 2008 which have contingent exercise requirements, and options to purchase shares of our common stock outstanding, at March 31, 2009. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. See Note #11 “Options and Warrants and Stock-Based Compensation” to the Notes accompanying our audited consolidated financial statements filed herewith.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

Principal Executive Offices

We lease our main office comprising of approximately 1,665 square feet which is located at 10000 Memorial Drive, Suite 440, Houston, Texas 77024. Lease payments at fiscal year ended March 31, 2009, were $4,500 per month and are due on a month-to-month basis. We also have two leases related to corporate housing for UK based officers while periodically working at the corporate office, one on a month-to-month basis and one with a remaining 4-month lease respectively, with $1,760 and $1,800 due per month.

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

Oil and Gas Reserves

The March 31, 2009 proved reserve estimates presented in this Annual Report were prepared by Ancell Energy Consulting, Inc. (“Ancell”). The estimates of quantities of proved reserves below were made in accordance with the definitions contained in SEC Regulation S-X, Rule 4-10(a). For additional information regarding estimates of proved reserves, the preparation of such estimates by Ancell and other information about our oil and natural gas reserves, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our reserves are sensitive to commodity prices and their effect on economic production rates. Our estimated proved reserves are based on oil and gas spot market prices in effect for the periods presented in this report on the last trading day of March 2009, 2008 and 2007, respectively. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Therefore, the reserve information in this Annual Report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced.

At March 31, 2009, our estimated total proved oil and natural gas reserves were approximately 87.703 MBoe, consisting of 20.967 thousand barrels of oil (MBbls) and 400.414 million cubic feet (MMcf) of natural gas. Approximately 70.879 MBoe or 80.8% of our proved reserves were classified as proved developed producing. We aim to maintain a portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that a balanced reserve mix will provide a diversified cash flow foundation to contribute to funding our development and exploration drilling programs.

The following table presents certain information as of March 31, 2009, and for our reserves and properties all located onshore in the United States. Shut-in wells currently not capable of production are excluded from the producing well information.

In MBoe:	Kansas	Louisiana	Texas	Total

Proved Reserves at Year End
Developed	11.046	--	59.833	70.879
Undeveloped	--	--	16.824	16.824

Total	11.046	--	76,657	87.703

Gross Wells (1)	29.000	1.000	8.000	38.000
Net Wells (1)	1.3725	0.1250	1.4688	2.9663

(1)
Gross wells or acreage means the total wells or acreage in which a working interest is owned, and net wells or acreage means the sum of the fractional working interests owned in gross wells or acreage, as the case may be.

The oil reserves shown include crude oil and condensate. Oil volumes are expressed in barrels (Bbl) or thousand barrels (MBbls); a barrel is equivalent to 42 United States gallons. Gas volumes are expressed in thousands of standard cubic feet (Mcf) at the contract temperature and pressure bases. The term MBoe which is defined as thousands of barrels of equivalent oil is also used and is calculated by converting gas volumes to oil volumes at the ratio of 6:1.

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

This table above is for properties located in Stafford and Barton Counties in Kansas, Calcasieu Parish in Louisiana and Brazoria, Matagorda, Wharton, Nacogdoches, Colorado, Lavaca, and Victoria Counties in Texas.

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

Oil prices used in this report are based on the March 31, 2009 oil price received at various points and averaged $44.63 per barrel. Natural gas prices used in this report are based on a March 31, 2009, NYMEX spot market price and averaged $3.98 per Mcf, adjusted by lease for energy content, transportation fees, and regional price differentials. Oil and natural gas prices are held constant in accordance with SEC guidelines.

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

Productive Wells and Acreage

As of March 31, 2009, we had interests in 38 gross productive wells (2.96625 net productive wells).  Our oil (only) wells totaled 30 gross productive wells and 1.4975 net productive oil wells, our gas (only) wells totaled 5 gross productive wells and 1.2000 net productive oil wells and our mixed oil and gas wells totaled 3 gross and 0.26875 net mixed oil and gas productive wells.

Acreage

“Gross” represents the total number of acres or wells in which a working interest is owned and in which we own a working interest.  “Net” represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing oil or natural gas. The following table sets forth our interest in undeveloped acreage and developed acreage in which we own a working interest as of March 31, 2009.

	Developed Acreage		Undeveloped Acreage		Total Acreage

State	Gross	Net	Gross	Net	Gross	Net

Kansas	3,654.00	168.14	1,090.30	58.83	4,744.30	226.97
Louisiana	132.00	16.53	—	—	132.00	16.53
Texas	1,917.02	205.52	21,645.13	1,750.26	23,562.15	1,955.78

Total Acreage	5,703.02	390.19	22,735.43	1,809.09	28,438.45	2,199.28

 The following is the expiration of the undeveloped acreage by calendar year of expiration:

	2009		2010		2011		Thereafter

	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Undeveloped Acreage	5,823.31	724.17	16,896.54	1,083.21	15.58	1.71	--	--

The majority of our gross undeveloped acreage covers our Alligator Bayou prospect in Texas, with renewal principally due in 2010. A decision to maintain those leases will depend in part on the results of our Armour Runnells well, the first well drilled on the prospect and currently awaiting the start of phase 2 testing operations. Our largest net undeveloped acreage position is on the Supple Jack Creek prospect area, on which the majority of those leases are due to expire later in 2009. A decision on those leases will depend in part on the testing results of the HNH Gas Unit 1 well, currently suspended prior to testing; however it is unlikely these leases will be materially retained. Our operator is currently considering development drilling plans on the Garwood prospect, on which we hold approximately 2,700 gross undeveloped acres and a 5% WI.  Our ability to participate in further development in these properties will depend on our ability to acquire sufficient funds to do so or we may be forced to go “non-consent.”

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

Capitalized costs of our evaluated and unevaluated properties at March 31, 2009, 2008 and 2007 are summarized as follows:

	March 31,

	2009	2008	2007

Capitalized costs:
Proved and evaluated properties	$4,878,182	$11,181,430	$3,254,211
Unproved and unevaluated properties	4,878,940	2,821,271	1,927,776

	9,757,122	14,002,701	5,181,987

Less accumulated depreciation and depletion	3,493,586	1,407,610	315,937

	$6,263,536	$12,595,091	$4,866,050

Production

Our oil and gas production volumes and average sales price for the twelve months ended March 31, 2009, 2008 and 2007, respectively, are as follows:

	Years Ended March 31,

	2009	2008	2007

Gas production (MMcf):	237.381	126.888	8.4900
Oil production (MBbl)	8.216	7.478	6.660
Equivalent production (MBoe)	47.779	28.626	8.075

Average price per unit:
Gas (per Mcf)	$8.79	$8.21	$6.61
Oil (per Bbl)	$90.31	$88.69	$60.20
Equivalent (per Boe)	$59.20	$59.58	$56.60

Drilling Activity

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended March 31,

	2009		2008		2007

	Gross	Net	Gross	Net	Gross	Net

Gross Exploratory Wells:
Productive	4.00	0.165	10.00	2.019	5.00	0.2150
Dry	1.00	0.094	3.00	0.150	4.00	0.6825
Total Exploratory	5.00	0.259	13.00	2.169	9.00	0.8975

Gross Development Wells:
Productive	2.00	0.100	1.00	0.075	1.00	0.195
Dry	--	--	--	--	--	--
Total Development	2.00	0.100	1.00	0.075	1.00	0.195

Total Gross Wells:
Productive	6.00	0.265	11.00	2.094	6.00	0.323
Dry	1.00	0.094	3.00	0.150	4.00	0.518
Total	7.00	0.359	14.00	2.244	10.00	0.841

Note:	Gross wells means the total wells in which a working interest is owned, and net wells means the sum of the fractional working interests owned in gross wells.

Present Activities

During the year ended March 31, 2009, we reviewed and revised our original capital expenditure budget and plans based on the liquidity issues discussed in this report. We are currently planning to make continuing capital expenditures on the Armour-Runnells well, with the objective of achieving definitive test results. Our forward plan includes the potential drilling of second wells on the Garwood and Alligator Bayou projects, together with potential 3D seismic acquisition and lease renewals on Alligator Bayou, and potential additional operations on the HNH Gas Unit well. We do not currently have sufficient funds to be able to commit to these expenditures, if proposed by our operators. We may also have some further small expenditures which may be incurred in Kansas. At the start of our current fiscal year commencing on April 1, 2009 we approved a provisional budget for the first quarter of the fiscal year only, recognizing that we need to raise additional funds to be able to participate in new exploration activities. We are currently considering a budget for the second fiscal quarter and beyond, which is dependent on various circumstances and factors, including our ability to raise new funds.

Delivery Commitments

At March 31, 2009, we had no delivery commitments with our purchasers.

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

For the month of June 2008 and for the first 18 days of July 2008, Eaglwing, L.P. purchased substantially all of the crude oil production of certain properties in Barton and Stafford Counties, Kansas, in which Index has a working interest.   Our operator then ceased selling crude oil production to the entity.  As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), voluntarily filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware.  Index has not received payment for such sales. Recovery on such accounts receivable will depend on, among other things, the bankruptcy process governing SemCrude and Eaglwing, a summary of which follows.

By demand for Reclamation of Goods dated July 25, 2008, our operator demanded the return of all such oil received by Eaglwing for the period from June 7, 2008 through July 21, 2008.  The demand was made by our operator for itself and as agent for all interest owners, including Index USA, on whose behalf our operator sold oil to Eaglwing.  Subsequently, Index executed a Letter of Authorization to our operator to act as its agent and attorney-in-fact to take certain measures on Index’s behalf in, and in connection with, the bankruptcy proceedings. We have recently been advised of a decision that our secured claim, for 20 days of oil sales immediately preceding the bankruptcy filing by Eaglwing, is not impaired. We are awaiting details of the timing and amount of this potential recovery, and which may be received before the end of 2009 calendar year.

Item 4.  Submission of Matters to a Vote of Security Holders.

By proxy statement approved by our Board of Directors, we solicited votes for three proposals during the fourth quarter of our fiscal year ended March 31, 2009. The three proposals presented by the Company to stockholders were approved during the Company's reconvened annual general meeting on January 27, 2009. The annual general meeting was originally held on December 9, 2008, and was adjourned to January 27, 2009 for lack of a quorum.

A quorum of stockholders present in person or by proxy approved the re-election of four directors. Board members re-elected were Daniel L. Murphy, chairman, Lyndon West, Andrew Boetius, and David Jenkins, non-executive director. The Company has no other Board members. Stockholders also ratified the 2008 Stock Incentive Plan and the appointment of RBSM LLP as independent auditors for the fiscal year ending March 31, 2009.

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

The following sets forth the high and low bid prices for our common stock for the quarters in the period starting April 1, 2007, through March 31, 2009. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for our common stock.

	High	Low

2008 Fiscal Year
June 30, 2007	1.50	0.78
September 30, 2007	1.07	0.70
December 31, 2007	0.84	0.49
March 31, 2008	0.64	0.47

2009 Fiscal Year
June 30, 2008	0.87	0.54
September 30, 2008	0.64	0.24
December 31, 2008	0.32	0.07
March 31, 2009	0.44	0.07

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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

Holders

As of March 31, 2009, the approximate number of our stockholders of record of our common stock was 194.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of March 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,952,526	$0.37	5,441,037

Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	4,952,526	$0.37	5,441,037

* Based on 5,500,000 shares of common stock reserved under the shareholder approved 2008 Stock Incentive Plan, less cumulative issuances to date of 58,963 shares, and assuming no shares are carried forward from the 2006  Incentive Stock Option Plan.

58,963 shares in aggregate were awarded as a stock award under the 2008 Stock Incentive Plan to Daniel Murphy, Lyndon West, Andrew Boetius and David Jenkins in lieu of reduced salary for the month of December 2008. Equivalent arrangements for reduced salaries and benefits for these individuals continued for the months of January 2009 through May 2009, with stock awards due following the end of the period. Under a provisional calculation an aggregate of 434,461 shares are issuable for the period January to March 2009, and a further 532,945 for the months of April and May 2009, and assuming the Company does not withhold any shares otherwise distributable in order to satisfy any tax obligations with respect to the issuance of such shares. These awards are subject to approval of the Board of Directors and have not been made as of date of this report. All awards are to be made under the shareholder approved 2008 Stock Incentive Plan. These shares are not included for the purpose of the figures in column (c) in the table above.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Please see page ii of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Business Overview

For this information please see Part 1, Item 1 “Business Overview”.

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

We had a net loss of $9.4 million for the fiscal year ended March 31, 2009 compared to a net loss of $1.9 million for the fiscal year ended March 31, 2008. The significant change in our results over the two periods is primarily the result of our approximately $7.0 million impairment charge, which we anticipate taking upon the completion of our audited financial statements and which is the result primarily of the recent severe decrease in commodity prices, together with reserve write downs. Revenue increased by $1.1 million while operating income decreased by $7.3 million, which included general and administrative costs of $2.4 million, which was relatively unchanged, increased depletion of $1.0 million to $2.1 million, and an increased impairment of $7.0 million , and lower interest income on capital previously raised and used in our operations. The following table summarizes key items of comparison and their related increase (decrease) for the fiscal years ended March 31, 2009 and 2008.

	Years Ended March 31,		Increase
	2009	2008	(Decrease)

Oil and gas sales	$2,828,751	$1,705,593	$1,123,158
Production expenses:
Lease operating	520,434	188,521	331,913
Taxes other than income	183,748	114,952	68,796
General and administrative:
General and administrative	2,218,695	2,155,018	63,677
Stock-based compensation	211,748	302,911	(91,163)
Depletion — Full cost	2,085,976	1,091,673	994,303
Depreciation — Other	8,506	4,556	3,949
Impairment	7,002,472	--	7,002,472
Interest expense (income) and other	(24,207)	(205,608)	181,401
Income tax benefit (provision)	--	--	--

Net income (loss)	$(9,378,621)	$(1,946,430)	$(7,432,191)

Production:
Natural Gas — MMcf	237.381	126.888	110.493
Crude Oil — MBbl	8.216	7.478	0.738
Equivalent — MBoe	47.779	28.626	19.153

Average price per unit:
Gas price per Mcf	$8.79	$8.21	$0.58
Oil price per Bbl	$90.31	$88.69	$1.62
Equivalent per Boe	$59.20	$59.58	$(0.38)

Average cost per Boe:
Production expenses:
Lease operating	$10.89	$6.59	$4.30
Taxes other than income	$3.89	$4.02	$(0.13)
General and administrative expense:
General and administrative	$46.44	$75.28	$(28.84)
Stock-based compensation	$4.43	$10.58	$(6.15)
Depletion expense	$43.66	$38.14	$5.52

For the year ended March 31, 2009, oil and natural gas sales increased $1.1 million, from the same period in 2008, to $2.8 million. The increase for the year was primarily due to the increase in production volumes of 19.2 MBoe from 28.6 MBoe to 47.8 MBoe or approximately the whole $1.1 million increase. The increase in volumes of 19.2 MBoe was primarily due to additional volumes from Outlar of 9.9 MBoe, Ducroz 4.7 MBoe, Hawkins 3.8 MBoe, and Shadyside of 1.0 MBoe offset by Walker which decreased 1.6 MBoe and Schroeder which decreased by 2.0 MBoe. The Cason wells also contributed 1.0 MBoe.  Total oil production was 8.2 MBoe and total natural gas production was 237.4 MMcf.  Additionally, our revenue variance related to year-on-year price changes was a slight decrease with our average price per Boe decreasing by $0.38, or 0.6%, in fiscal 2009 to $59.20 per Bbl from $59.58 per Bbl in fiscal 2008 and reflecting an increased proportion of natural gas volumes which had a lower energy equivalent value. This is based on weighted average gas volumes at an increased price of $8.79 per Mcf and weighted average oil volumes at an increased price per barrel of $90.31. We benefited from increased product prices in the year to March 31, 2009, both for oil and natural gas.  However, our production and sales mix has switched to become predominantly natural gas comprised, and the year on year price increase on a Boe basis is less significant than the absolute price changes for each product, due to natural gas realizing a lower energy equivalent price compared to crude oil.

Depletion, depreciation and amortization (“DD&A”) expense increased $1.0 million from the same period in 2008 to $2.1 million for the fiscal year ended March 31, 2009. The increase is primarily due to increased production from the following wells; Ducroz, Shadyside, Hawkins, and Outlar, and an increase in the unit depletion cost rate. Depletion for oil and gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the proved properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  On a per unit basis, DD&A expense increased from $6.38 per Mcfe to $7.31 per Mcfe.

Ceiling test impairment expense was recorded for the fiscal year ended March 31, 2009 in the amount of $7.0 million. Quarterly, we assess the value of unamortized capitalized costs within our cost center over the discounted present value of cash flows associated with its reserves.  Any excess requires an immediate write-down of our capital costs by this amount. During the fiscal year ended March 31, 2009, the excess of unamortized capitalized costs over the related cost ceiling limitation was $7.0 million due primarily to a full write-down of remaining reserves on Shadyside of approximately 542.8 Mmcfe, Friedrich of approximately 111.6 Mmcfe, Cason (3 wells) of approximately 67.8 Mmcfe, and Schroeder of approximately 47.8 Mmcfe and the effect of these write-downs on the present value ceiling in the ceiling test computation. Reserve reductions were partially offset by additions related to the Cochran well (174.5 Mmcfe). In addition, adjustments to the projected average prices for our oil and natural reserves, and which were used for the purposes of our ceiling tests, lead to a reduction from $11.93/Mcfe at March 31, 2008 to $4.81/Mcfe at March 31, 2009. The impact of this impairment charge is that our net loss for the fiscal year ended March 31, 2009 is substantially higher than any prior equivalent period. In addition the carrying amounts in our balance sheet at March 31, 2009 of oil and natural gas properties, total assets and total stockholders equity are all significantly reduced as a result of this $7.0 million charge.

Our major market risk exposure to inflation is in the pricing of our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. Based on average daily production for the years ended March 31, 2009 and 2008, our annual income before income taxes would change by approximately $24,000 and $12,000, respectively for each $0.10 per Mcf change in natural gas prices and approximately $8,000 and $7,000, respectively for each $1.00 per Bbl change in crude oil prices, excluding the effects of hedging activities, which we currently do not engage in.

Lease operating expenses increased approximately $0.3 million for the year ended March 31, 2009 as compared to the same period in 2008. The increase was primarily due to production from the following wells; Outlar, Shadyside, Ducroz and Hawkins.   On a per unit basis, lease operating expenses increased by $4.30 per Boe to $10.89 per Boe in 2009 from $6.59 per Boe in 2009 due primarily to an increase in production volumes offset by industry-wide service costs associated with the overall increase in commodity prices.

Taxes other than income increased $0.06 million for the year ended March 31, 2009 as compared to the same period in 2008 due to higher oil and gas revenues, but on a per unit basis decreased $0.13 per Boe to $3.89 per Boe. This was due to our increased production in the State of Texas, relative to our Louisiana and Kansas wells.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expenses, excluding stock-based compensation expense, for the year ended March 31, 2009 was relatively unchanged at $2.2 million compared to the same period in 2008.

Stock-based compensation expense, within general and administrative expenses, was $0.2 million for the year ended March 31, 2009 as compared to $0.3 million for the year ended March 31, 2008 for a net decrease of $0.1 million in fiscal 2009. This is primarily due to less stock-based compensation expense in fiscal year 2009.  All stock compensation was calculated at fair market value and other required inputs at the date of the grant in accordance with SFAS 123(R).

Interest income and other decreased $0.2 million for the year ended March 31, 2009 compared to the same period 2008. This decrease is primarily due a reduction in interest income through the use of capital in investing activities of approximately $2.7 million from prior year's private placement equity fund raisings.

There was no provision for income taxes for the fiscal years ended 2009 and 2008 due to a valuation allowance of $8.4 million and $5.1 million recorded for the years ended March 31, 2009 and 2008, respectively on the total tax provision as we believed that it is more likely than not that the asset will not be utilized during the next year.

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

The recent and ongoing changes in the global economy, including the economic recession in the United States, are adversely affecting the demand for oil and natural gas, and commodity prices for both products have fallen significantly. There is a high probability of continuing low prices for the foreseeable future and possibly further price declines. Our revenues are based on sales of oil and natural gas at prevailing market prices. Cash flows provided by operating activities were positive for the fiscal year ended March 31, 2009, but were based on average prices that were higher than the average from March 31, 2009 to the date of this report.

Working capital was substantially influenced by these factors. See “Results of Operations” for a review of the impact of prices and volumes on sales. In the fiscal year ended March 31, 2009, positive cash flows were generated by operating activities, inclusive of working capital movements, but these did not contribute any material funding to exploration and development expenditures. The ceiling test limitation impairment charge is a non-cash item and had no impact on our cash flows and did not affect our liquidity. See below for additional discussion and analysis of cash flow.

During the second half of fiscal year 2009, we decided to minimize capital expenditures because we did not expect to generate positive cash flows from operations through to March 31, 2009 and in the near term thereafter and also because we had not, and still have not as of the date of this report, secured any new funding. Our total capital expenditures for the fiscal year to March 31, 2009 were less than our original budget, having taken into account cost increases on the Armour-Runnells well.

	Years Ended March 31,

	2009	2008

Cash flows provided by (used in) operating activities	$492,300	$(1,194,749)
Cash flows (used in) investing activities	(2,708,458)	(8,792,152)
Cash flows provided by financing activities	--	2,397,752
Effect of exchange rate changes	14,674	(14,674)
Net (decrease) in cash and cash equivalents	$(2,201,485)	$(7,603,823)

Operating Activities

Net cash flow from operating activities during the fiscal year ended March 31, 2009 was $0.5 million which was a positive change in use of cash of $1.7 million from $1.2 million net cash outflow during the fiscal year ended March 31, 2008. The year ended March 31, 2009 generated neutral cash flow at the operations level, together with positive working capital movements, which resulted in small overall positive cash flows from operating activities.

Investing Activities

The primary driver of cash used in investing activities was capital spending.

Cash used in investing activities during the fiscal year ended March 31, 2009 was $2.7 million, which was a decrease of $6.1 million from $8.8 million of cash used in investing activities during the fiscal year ended March 31, 2008. This decrease was primarily due to decreased exploration and development activity in the fiscal year ended March 31, 2009 versus March 31, 2008.  Capital spending was primarily on the Armour-Runnells 1 well of $2.2 million and on the Cochran 1 well of $0.5 million.  The activity included in prior year capital spending was primarily for drilling operations on the Cason 1, 2, and 3 wells of $1.8 million, the Taffy 1, 2, and 3 wells of $0.2 million, Vieman 1 of $0.2 million, Shadyside 1 of $2.5 million, HNH Gas Unit 1 of $1.8 million, combined Outlar 1 and Stewart 1 of $1.2 million, Alligator Bayou of $0.4 million and an aggregate of spending on other projects and wells of $0.2 million.

Financing Activities

There was no cash used or provided by financing activities during the fiscal year ended March 31, 2009, as no proceeds were received for capital transactions and no financing or debt transactions occurred.

Historically, we have financed our cash needs by private placements of our securities.  We intend to finance future cash needs primarily through equity offerings but may fund those needs through debt offerings.  There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us.

As of March 31, 2009 and 2008, our common stock is the only class of stock outstanding, and we have no outstanding short or long-term debt financing.

Liquidity Issues and Going Concern Issues

Management is of the view that we will find it very difficult in the current market conditions to raise any new funds through debt or equity offerings, although we continue to seek these opportunities. This has forced us to curtail and reconsider any planned growth strategies in the immediate future and could result in the curtailment of our operations.

The continuation of our company as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital. We are actively seeking additional funding through various methods, but due to current market conditions, funding is not readily available. These conditions indicate the existence of a material uncertainty which may cast significant doubt about our ability to continue as a going concern.

Based on our current cash resources and other current assets, and using assumptions that by nature are imprecise, management believes we have available liquidity to fund only limited operations over the immediate future and do not have liquidity to participate in new drilling activities in our current properties. In addition, our current liabilities exceeded our current assets as at March 31, 2009 and at the date of this report.

We have endeavored to reduce general and administrative costs where possible. We have concluded arrangements with certain of our management and Directors under which salaries and fees were reduced by 30% and then 50% and certain benefits would be suspended and for lost salary and benefits to be replaced by stock awards of an equivalent value, to be made under our 2008 Stock Incentive Plan. Such arrangements are effective from December 1, 2008 through to May 31, 2009, at which point prior terms were to be re-applied. The Remuneration Committee of the Board of Directors has recommended that the arrangements be extended through to July 31, 2009. We have also reduced the usage of certain consulting services and have terminated certain consultant agreements. We have reduced our expenditures to a minimum on investor and public relations related activities. We continue to operate month-to-month arrangements for the use of our Houston office.

We are subject to continuing cost overruns on operations on the Armour-Runnells well and are at risk of low and declining product prices for our sales of oil and natural gas. Our priorities are to continue to be able to participate in and fund continuing expenditures on the Armour-Runnells well, if we conclude such expenditures are of potential benefit, and to continue to meet operating cost and other contractual obligations on our existing wells. We may not be able to make future undeveloped lease renewal and lease maintenance expenditures that we may wish to make, and therefore, we may lose rights to certain undeveloped acreage. We currently are not able to make any new financial commitments to participate in new projects and will only be able to consider participation in any discretionary proposed new operations on our existing properties if we conclude we have funds for the expenditure. During 2009 and 2010, we may be presented with proposals for new operations, including new drilling on our Garwood, Alligator Bayou, Supple Jack Creek and Kansas properties, and possibly others. We await recommendations from our operator of the Shadyside well.

In general we must fund our share of costs of any proposed new operation, described in an Authorization for Expenditure (AFE) issued by an operator, for any existing or new well under an operating agreement in place or go “non-consent”.  If we elect to go “non-consent” on an AFE, we generally will lose our interest in the well for which the operation was proposed until actual payout of the operation, plus a penalty as a percentage of payout. In general, under our joint operating agreements we can elect to go “non-consent” on wells, and we continue to evaluate the appropriate circumstances in which we choose to make that election.

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

We are currently actively considering all potential corporate transactions, which may include full or partial asset disposals or a business combination with another entity in a transaction where Index is not the surviving entity.  Because of the current economic conditions affecting oil and natural gas companies and because of our lack of liquidity, there is no assurance that any such transaction would be accretive to our shareholders or result in any profit being realized by our shareholders.

As part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Securities Exchange Act of 1934, as amended, and complying with the Sarbanes-Oxley Act of 2002, we are exploring alternative platforms, which may involve deregistering under the Securities Exchange Act of 1934, or “going dark”, and having our common stock quoted on the "pink sheets", which is an automated quotation system under which broker-dealers publish quotes for trading in over-the-counter securities. We anticipate that this move would provide substantial savings from the costs of being registered under the Securities Exchange Act of 1934. We also are evaluating the benefits of continuing to be traded on the OTC-Bulletin Board.  Analysis of a move to the “pink sheets” involves not only reducing costs, but also our expected sources of future capital as well as the number of record holders of our outstanding common stock. A move to having our common stock quoted on the “pink sheets” may result in a less liquid market for our shares and less readily available information on us, but will result in continued public trading of our common stock by holders wishing to trade.

We currently are seeking payment in a bankruptcy proceeding related to the former purchaser of our Kansas oil production, Eaglwing L.P., for the recovery of approximately $50,000 in value of oil sales. We dispute that our debt be classified as unsecured on the basis that, under applicable Kansas law, producers have liens in product delivered to debtors and we have recently been advised of a decision that our secured claim, for 20 days of oil sales immediately preceding the bankruptcy filing by Eaglwing, is not impaired. Recovery of the debt is uncertain, and the debt has been fully provided against. In the current economic environment, there is an increased risk that other of our purchasers could similarly file for bankruptcy protection and we continue to assess such risk. See also Part II, Item 1.

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

Amounts related to our asset retirement obligations (ARO) are uncertain regarding the actual timing of such expenditures. Of the total ARO, $125,716 is classified as a current liability at March 31, 2009 while $14,998 and $88,209 are classified as a long-term liability at March 31, 2009 and 2008, respectively. For each of the years ended March 31, 2009 and 2008, we recognized no accretion expense related to our ARO, due to the assumption of a full offset in aggregate of salvage values. In the aggregate, we expect that proceeds from salvage value of tangible well and surface equipment will materially offset and fund the costs of plugging and abandoning our onshore producing wells. We have taken steps to mitigate our plugging and abandoning liabilities by divesting our 3 Cason wellbores subsequent to March 31, 2009 and are currently in discussions to assign our interest in the Shadyside wellbore. Following significant cost overruns we have arranged a payment plan with the operator of our Armour Runnels well for certain costs incurred, and such costs representing the majority of our accounts payable and accrued expenses at March 31, 2009 and the date of this report. This arrangement is not specifically covered in the governing agreements for the project or property, and the operator may seek to rely upon any and all provisions of those agreements.

Off-Balance Sheet Arrangements

For the fiscal year ended as of and at March 31, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our Board of Directors. See Results of Operations above and Item 8. Consolidated Financial Statements and Supplementary Data Notes 1 and 2, Organization and Operations of the Company and Summary of Significant Accounting Policies, for a discussion of additional accounting policies and estimates made by management.

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

Our estimated proved reserves for the four years ended March 31, 2009 were prepared by Ancell Energy Consulting, Inc., an independent petroleum engineering firm. For more information regarding reserve estimation, including historical reserve revisions refer to Item 8. Consolidated Financial Statements and Supplementary Data, Supplemental Oil and Gas Disclosure.

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

The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (DD&A) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. Of the total ARO, $125,716 is classified as a current liability at March 31, 2009 while $14,998 and $88,209 are classified as a long-term liability at March 31, 2009 and 2008, respectively. For each of the years ended March 31, 2009 and 2008, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset in aggregate of salvage values.

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

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser or operator (collectively "purchasers"). We sold our crude oil and natural gas production to several purchasers as of March 31, 2009. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within forty-five days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

Recent Accounting Developments

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.

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

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. This Statement provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Statement clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. The Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The FASB also issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We are still in the process of evaluating the effect of SFAS No. 157 on our nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption The initial adoption of SFAS 157 did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.

Oil and Gas Reporting Requirements. In December 2008, the SEC released Release No. 33-8995, “Modernization of Oil and Gas Reporting” (the “Release”). The disclosure requirements under this Release will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.  Companies will also be allowed to disclose probable and possible reserves in SEC filings.  In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The new disclosure requirements become effective for the Company beginning with our annual report on Form 10-K for the year ended March 31, 2010. We are currently evaluating the impact of this Release on our oil and gas accounting disclosures.

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

Item 9A. (T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Our assessment identified that an adequate standard had been met in compliance with our internal controls framework. Our assessment was an internal review by management, based on an evaluation of individual controls and did not involve any independent review or testing. In addition our controls framework was not enhanced over the year to March 31, 2009 due to a lack of resources, although there was no material change to our business or operations that necessitated such. There are certain sections of our internal controls matrix against which there has been no or minimal relevant business activity. Should such activity arise in the future there is a risk that we will have insufficient resources to ensure effectiveness with the existing controls.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be contained in this Item is incorporated by reference from Part I of this report and by reference either to our definitive proxy statement to be filed with respect to our 2009 annual meeting or via the filing of an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting under the heading “Executive Compensation” or via the filing of an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting under the heading “Principal Stockholders and Security Ownership of Management” or via the filing of an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting under the heading “Certain Transactions” or via the filing of an amendment to this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting or via the filing of an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

                    (1)              Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
                    (2)              Financial Statement Schedules:

                                       None

                    (3)              Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Index Oil and Gas Inc., Inc. (1)

3.2	Bylaws of Index Oil and Gas Inc. (2)

10.1	Acquisition Agreement between Index Oil and Gas Inc., certain stockholders of Index Oil & Gas Ltd, and Briner Group Inc. dated January 20, 2006. (3)

10.2	Form of Share and Warrant Exchange Agreement entered into by and between Index Oil and Gas Inc., Inc. and certain Index Oil & Gas Ltd stockholders. (3)

10.3+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Lyndon West, dated January 20, 2006. (3)

10.4+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Andy Boetius, dated January 20, 2006. (3)

10.5+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Daniel Murphy, dated January 20, 2006. (3)

10.6+	Letter Agreement entered into by and between Index Oil & Gas Ltd and David Jenkins, dated January 20, 2006. (3)

10.7+	Letter Agreement entered into by and between Index Oil & Gas Ltd and Michael Scrutton, dated January 20, 2006. (3)

10.8+	Employment Agreement entered into by and between Index Oil and Gas Inc. and John G. Williams, dated August 29, 2006. (4)

10.9	Form of Subscription Agreement dated as of January 20, 2006. (3)

10.10	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (5)

10.11	Form of Registration Rights Agreement dated as of August 29, 2006. (5)

10.12+	Index Oil and Gas Inc. 2006 Incentive Stock Option Plan. (6)

10.13	Securities Purchase Agreement dated as of November 5, 2007. (7)

10.14	Form of Warrant to Purchase Common Stock. (7)

10.15+
Agreement for Exploration, Production and Strategic Services dated February 1, 2008 between the Company and ConRon Consulting Inc., as amended by Addendum #1 dated June 1, 2008 and Addendum #2 dated July 1, 2008. (8)

10.16+	Amended and Restated Agreement for Exploration, Production and Strategic Services between Index Oil and Gas Inc. and ConRon Consulting Inc. dated December 8, 2008. (9)

10.17+	Amended Employment Agreement of Daniel Murphy, dated March 4, 2009. (10)

10.18+	Amended Employment Agreement of Lyndon West, dated March 4, 2009. (10)

10.19+	Amended Employment Agreement of Andrew Boetius, dated March 4, 2009. (10)

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil and Gas Inc. adopted by the Company’s Board of Directors on March 31, 2006. (11)

21.1	List of subsidiaries of the Company. *

23.1	Consent of RBSM LLP. *

23.2	Consent of Ancell Energy Consulting, Inc. *

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

* Filed Herewith
+ Compensatory plan or arrangement
(1) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 5, 2008.
(2) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on October 9, 2008.
(3) Incorporated by reference to the Company’s Amended Current Report filed on Form 8-K/A with the SEC on March 15, 2006.
(4) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 8, 2006.
(5) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 11, 2006.
(6) Incorporated by reference to the Company’s Registration Statement filed on Form S-8 with the SEC on October 3, 2007.
(7) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on February 29, 2008.
(8) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on July 8, 2008.
(9) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on December 12, 2008.
(10) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on March 6, 2009.
(11) Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB with the SEC on April 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS INC.

Date: July 10, 2009	By:	/s/ Lyndon West
Lyndon West
President and Chief Executive Officer

INDEX OIL AND GAS INC.

Date: July 10, 2009	By:	/s/ Andrew Boetius
Andrew Boetius
Chief Financial Officer, (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Murphy	Chairman of the Board	July 10, 2009
Daniel Murphy

/s/ Lyndon West	Chief Executive Officer and Director	July 10, 2009
Lyndon West

/s/ Andrew Boetius	Chief Financial Officer, (Principal Accounting Officer),	July 10, 2009
Andrew Boetius	(Principal Financial Officer) and Director

/s/ David Jenkins	Director	July 10, 2009
David Jenkins

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Index Oil and Gas Inc.
Houston, USA

We have audited the accompanying consolidated balance sheets of Index Oil and Gas Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of losses, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Index Oil and Gas Inc. at March 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 1, the Company has suffered recurring losses from operations and also, its current liabilities exceeded current assets as of March 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
July 10, 2009

INDEX OIL AND GAS INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$335,817	$2,537,302
Trade receivables (Note 3 and Note 13)	326,737	970,794
Other receivables (Note 2)	5,144	5,402
Other current assets (Note 2)	41,157	43,460
Total Current Assets	708,855	3,556,958

Oil & Gas Properties, full cost, net of accumulated depletion (Notes 2, 4, 7 and 9)	6,263,537	12,595,091
Property and Equipment, net of accumulated depreciation (Notes 2 and 4)	21,595	26,031
Total Oil & Gas Properties and Property and Equipment	6,285,132	12,621,122

Total Assets	$6,993,987	$16,178,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$978,856	$1,025,894
Asset Retirement Obligation (Notes 2 and 7)	125,716	-
Total Current Liabilities	1,104,572	1,025,894

Long-Term Liabilities:
Asset Retirement Obligation (Notes 2 and 7)	14,998	88,209
Total Liabilities	1,119,570	1,114,103

Commitments and Contingencies (Note 9)	-	-

Stockholders Equity: (Notes 10, 11 and 12)
Preferred stock, par value $0.001, 10 million shares authorized, no shares issued and outstanding at March 31, 2009 and 2008 (see Note 10)	-	-

Common stock, par value $0.001, 500 million shares authorized, 71,636,019 and 71,369,880 issued and outstanding at March 31, 2009 and 2008, respectively (see Note 10)	71,636	71,370
Additional paid in capital	21,950,246	21,738,764
Accumulated deficit	(16,126,289)	(6,747,667)
Other comprehensive income (Note 2)	(21,176)	1,510
Total Stockholders’ Equity	5,874,417	15,063,977

Total Liabilities and Stockholders’ Equity	$6,993,987	$16,178,080

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS INC.
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Revenue:
Oil & gas sales (Note 2 and Note 13)	$2,828,751	$1,705,593

Operating Expenses:
Operating costs	704,183	303,474
Depletion, depreciation and amortization (Note 4)	2,094,481	1,096,229
Impairment charges (Note 4)	7,002,472	-
General and administrative expenses	2,430,443	2,457,929
Total Operating Expenses	12,231,579	3,857,632

Loss from Operations	(9,402,828)	(2,152,039)

Other Income:
Interest income	24,207	205,609
Total Other Income	24,207	205,609

Loss before Income Taxes	(9,378,621)	(1,946,430)

Income Taxes Benefit (Note 8)	-	-

Net Loss	$(9,378,621)	$(1,946,430)

Loss per share (Note 12):
Basic and assuming dilution	$(0.13)	$(0.03)
Weighted average shares outstanding:
Basic and assuming dilution	71,477,513	66,288,104

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2009

	Common Stock		Additional Paid in	(Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income/(Loss)	Equity
Balance at March 31, 2007	65,737,036	$65,737	$19,043,734	$(4,801,237)	$15,399	$14,323,633
Issuance of common stock on private offerings	5,541,182	5,541	2,765,049	-	-	2,770,590
Stock issue costs	-	-	(382,171)	-	-	(382,171)
Stock compensation, net of tax of $0	-	-	302,911	-	-	302,911
Issuance of stock upon vesting of stock award	25,000	25	(25)	-	-	-
Issuance of stock upon exercise of warrants	66,662	67	9,266	-	-	9,333
Other comprehensive income foreign currency translation adjustment	-	-	-	-	(13,889)	(13,889)
Net loss	-	-	-	(1,946,430)	-	(1,946,430)
Balance at March 31, 2008	71,369,880	$71,370	$21,738,764	$(6,747,667)	$1,510	$15,063,977
Stock compensation, net of tax of $0	-	-	211,748	-	-	211,748
Stock Awards	266,139	266	(266)	-	-	-
Other comprehensive income foreign currency translation adjustment	-	-	-	-	(22,687)	(22,687)
Net loss	-	-	-	(9,378,621)	-	(9,378,621)
Balance at March 31, 2009	71,636,019	$71,636	$21,950,246	$(16,126,288)	$(21,177)	$5,874,417

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net loss	$(9,378,621)	$(1,946,430)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash stock based compensation cost	211,748	302,911
Depreciation, amortization and impairment	9,096,953	1,096,229
Allowance for doubtful accounts	49,320	-
Decrease (Increase) in receivables	597,034	(859,427)
(Decrease) Increase in accounts payable and accrued expenses	(84,134)	211,968
Net Cash Provided By (Used In) Operating Activities	492,300	(1,194,749)

Cash Flows From Investing Activities:
Payments for property and equipment	(4,070)	(18,094)
Payments for oil and gas properties	(2,704,388)	(8,774,058)
Net Cash (Used In) Investing Activities	(2,708,458)	(8,792,152)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	-	2,779,923
Payment for share issue costs	-	(382,171)
Net Cash Provided by Financing Activities	-	2,397,752

Effect of exchange rate changes on cash and cash equivalents	14,674	(14,674)

Net (Decrease) in Cash And Cash Equivalents	(2,201,485)	(7,603,823)

Cash and cash equivalents at beginning of year	$2,537,302	$10,141,125
Cash and cash equivalents at the end of year	$335,817	$2,537,302

Supplemental Disclosures of Cash Flow Information:
Cash received during the year for interest	$24,207	$205,608
Cash paid during the year for taxes	$-	$-

Non-cash Financing and Investing Transactions:
Non-cash stock based compensation cost	$211,747	$302,911

See accompanying notes to consolidated financial statements

INDEX OIL AND GAS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

Overview

For the fiscal year ended March 31, 2009, Index had year-on-year increases in production and revenues but a decrease in reserves. The Company holds an interest in the Alligator Bayou and Garwood prospect areas, and in the first wells drilled on each, Armour Runnells 1 ST and Cochran 1, respectively, which represent the most significant potential in the Company’s portfolio. Index remains free of borrowings.

Reserves decreased approximately 60% from 219.469 MBoe (thousand barrels of oil equivalent) proven reserves at March 31, 2008 to 87.702 MBoe at March 31, 2009. Production rose approximately 67% from 28.6 MBoe for the fiscal year ended March 31, 2008 to 47.8 MBoe for the fiscal year ended March 31, 2009. Correspondingly, revenues increased approximately 65% from $1.7 million for the fiscal year ended March 31, 2009 to $2.8 million for the year ended March 31, 2009.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. We are actively and currently seeking additional funding through various methods, but due to current market conditions funding may not be readily available. In addition our current liabilities exceeded our current assets as at March 31, 2009 and at the date of this report. These conditions indicate the existence of a material uncertainty which may cast significant doubt about our ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would result if the Company was unable to continue as a going concern. Management is currently considering plans should current efforts to secure new funding not be successful. These could include the establishment of a form of liquidating trust to hold the assets of the Company for the benefit of shareholders or the sale of the Company’s assets as part of a liquidation and, after discharging obligations, distributing the remaining proceeds, if any, to shareholders. Our Board of Directors is also actively considering deregistering from the Securities Exchange Act, if possible, if in its best judgment the costs of the requirements of being a compliant public company outweigh the benefits to shareholders and if we are eligible to deregister.

Operations

We own producing and non-producing oil and natural gas properties in Kansas, Louisiana, and Texas.

Our Kansas properties represent a very low risk, low cost, low working interest, and limited upside project and which is not expected to be a significant contributor to future growth. Our working interest in the Kansas wells is either 5% for wells drilled in Stafford County or 3.25% for wells drilled in Barton County, and the net revenue interest is either approximately 4.155% or 2.64%, respectively. The operating economics of our Kansas wells are very sensitive to the relationship of oil price and operating costs and as at March 31, 2009 a number of wells were shut in or were producing marginally.

The Company’s onshore drilling program in Louisiana comprises its interest in the Walker 1 well (WI 12.5%, approximate NRI 9.36%) and the Shadyside 1 well (30% WI, 22.5% NRI). Future production from the Walker well, if any, is expected to be marginally economic. The Shadyside 1 well has experienced production issues and had workover operations performed which were unsuccessful in restoring production. The Company has fully written off its proved reserves on the well and is in receipt of a recommendation to plug and abandon the well from the operator.

As at March 31, 2009 we carried proved reserves against the following Texas wells:

Outlar 1; Wharton County; WI 10.9% (9.38% after prospect payout), NRI 8.2% (7.0% after prospect payout).
Ducroz 1; Brazoria County; WI 7.5%, NRI 5.25%.
Hawkins 1; Matagorda County; WI 12.5%, NRI 10.01%.
Cochran 1; Colorado County; WI 5%, NRI 3.75%.

The Company also holds an interest in the following exploration projects in Texas:

Alligator Bayou prospect:
The Alligator Bayou prospect is a deep Wilcox trend high impact exploration prospect, located in Matagorda County, Texas, of approximately 10,000 acres defined by 2D seismic. The Armour-Runnells #1 ST exploratory well has been drilled to a total depth of 23,830 feet, has encountered multiple sands with logged pay and is currently awaiting the commencement of phase 2 testing operations. Index holds a 5% WI and a 3.5% NRI in the well and leases over the prospect.

Garwood field:
The Garwood field is upthrown to a major Wilcox expansion fault, located in Colorado County, Texas. The Cochran #1 well tested zones at approximately 16,600 feet and 13,800 feet, and is currently producing from the upper zone. The well has proved up further development and probable locations. Index holds a 5% WI and a 3.75% NRI in the Cochran #1 well and leases over the prospect.

We also hold leases in Texas in: i) the Supple Jack Creek lease area, at a 20% WI, in which a first well, HNH Gas Unit 1, was drilled and is currently suspended pending further evaluation of potential logged pay intervals; ii) the West Wharton prospect area, on which the Outlar 1 well was drilled. The second well, Stewart 1, including a sidetrack in which Index did not participate, was a dry hole and the overall project is now under review.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements as of March 31, 2009 and 2008 and for the years ended March 31, 2009 and 2008 include the accounts of the Company and its wholly owned subsidiaries after eliminating all significant intercompany accounts and transactions.

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

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. For oil and gas sales receivables we generally only consider booking an allowance if and when a specific instance of non payment occurs. Allowance for doubtful accounts at was $49,320 at March 31, 2009 and $nil at March 31, 2008.

Other Current Assets

Other receivables at March 31, 2009 and 2008, of $5,144 and $5,402, respectively consist primarily of value added tax recoverable in the United Kingdom by the Company. Other current assets of $41,157 and $43,460 at March 31, 2009 and 2008 consist of prepaid expenses.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. In some cases, however, certain significant costs, such as those associated with offshore U.S. operations, are deferred separately without amortization until the specific property to which they relate is found to be either productive or nonproductive, at which time those deferred costs and any reserves attributable to the property are included in the computation of amortization in the cost center. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. The Company has not capitalized any internal costs or interest at March 31, 2009 and 2008. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assessed the impairment for oil and natural gas properties for the full cost pool at March 31, 2009 and 2008 and will assess quarterly thereafter using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the two year period ended March 31, 2009. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes payable and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended March 31, 2009 and 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Imbalances. When actual natural gas sales volumes exceed delivered share of sales volumes, an over-produced imbalance could occur. To the extent an over-produced imbalance exceeds the remaining estimated proved natural gas reserves for a given property; the Company would record a liability. At and during the years ended March 31, 2009 and 2008, the Company had no imbalances.

Derivative and Hedging

The Company has also not entered into any derivative contracts for any purpose from the period of inception through March 31, 2009.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet and totaled $(22,687) and $(13,889) for the years ended March 31, 2009 and 2008, respectively, and foreign currency transaction (losses)/gains are included in the Consolidated Statement of Operations

Income Taxes

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

Asset Retirement Obligations

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No.143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by SFAS No.143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the Consolidated Balance Sheet. Periodic accretion of discount of the estimated liability is recorded, as appropriate, as an expense in the Consolidated Statement of Operations. The Company’s asset retirement obligations relate to the abandonment of oil producing wells. The Company has recognized an asset retirement liability of $140,714 and $88,209 at March 31, 2009 and 2008, respectively. It is estimated that salvage values of well equipment will be equal, in aggregate, to the cost of plugging and abandoning these wells at that point, and this estimate has been taken into account in the calculation of accretion expense.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. There was no impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows since it currently does not have any conditional asset retirement obligations outstanding at March 31, 2009 and 2008.

Employers’ Defined Benefit Pension and Other Postretirement Plans

 In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans”, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net asset of a net-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The required date of adoption of the recognition and disclosure provisions of this Statement is as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement on April 1, 2007 had no impact to the Company’s consolidated financial position, results of operations or cash flows as the Company does not currently have a defined benefit pension plan.

Certain Hybrid Instruments. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company had no impact from the adoption of this new standard on its consolidated financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at March 31, 2009.

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

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements (“SFAS 157”). Prior to this SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS 157 provides the definition to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 clarifies that market participant assumptions include assumptions about risk, i.e. the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including the financial statements for an interim period within that fiscal year. In November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities until October 2008.  The Company partially adopted this standard on April 1, 2008, as to financial assets and liabilities and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with the FASB deferral in Staff Position FAS 157-2. The adoption of this standard did not have an impact on its consolidated financial position results of operations or cash flows as the Company has not engaged in any financial activities to which this standard would apply.  In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of this standard and related staff positions do not have an impact on our consolidated financial position, results of operations or cash flows as the Company has not engaged in any financial activities to which this standard would apply.

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

Recent Accounting Developments and New Accounting Pronouncements Not Yet Adopted

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

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect will be dependent upon acquisitions after that time.

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

Oil and Gas Reporting Requirements.  In December 2008, the SEC released Release No. 33-8995, “Modernization of Oil and Gas Reporting” (the “Release”). The disclosure requirements under this Release will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.  Companies will also be allowed to disclose probable and possible reserves in SEC filings. In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The new disclosure requirements become effective for the Company beginning with our annual report on Form 10-K for the year ended March 31, 2010. We are currently evaluating the impact of this Release on our oil and gas accounting disclosures.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The adoption of SFAS 166 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The adoption of SFAS 167 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not have any ownership of or arrangements with any variable interest entity or special-purpose entity.

NOTE 3 - TRADE RECEIVABLES

Historically, through March 31, 2009, all of the Company’s trade receivables related to its net revenue interest share of oil and gas sales have been collected, with the exception of an allowance for doubtful accounts which was recorded for $49,320 at March 31, 2009 for amounts owing that are subject to bankruptcy proceedings for SemCrude, L.P. No allowance for doubtful accounts had been recorded at March 31, 2008.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, PROPERTY ACQUISITIONS AND DISPOSITIONS AND CAPITALIZED INTEREST

Oil and Gas Properties

Major classes of oil and gas properties under the full cost method of accounting at March 31, 2009 and 2008 consist of the following:

	March 31,
	2009	2008
Proved properties, net of cumulative impairment charges	$4,878,182	$11,181,430
Unevaluated and unproved properties	4,878,940	2,821,271
Gross oil and gas properties-onshore	9,757,122	14,002,701
Less: accumulated depletion	3,493,585	1,407,610
Net oil and gas properties-onshore	$6,263,537	$12,595,091

Included in the Company's oil and gas properties are asset retirement obligations of $140,714, comprising both current and long term items, and $88,209 as of March 31, 2009 and 2008, respectively.

Quarterly, the Company assesses the value of unamortized capitalized costs within its cost center over the discounted present value of cash flows associated with its reserves. Any excess requires an immediate write-down of its capital costs by this amount, under the full cost ceiling test.

Impairment Charges

In the year to March 31, 2009 total impairment charges under the full cost ceiling test were $7,002,472, including a charge of $792,657 in the three months to March 31, 2009, and is reported within the expense category “Depreciation, depletion, amortization and impairment”. The most significant factor causing the full year charge was the write off during the year of reserves on the Shadyside well, which represented approximately 41% of reserves at March 31, 2008, together with earlier than expected depletion on a number of other wells, leading to other reserve reductions. Also natural gas prices continued to fall in the quarter to March 31, 2009. Weighted average product prices in our March 31, 2009 reserves report, and used for the ceiling test at that date, were $4.81/mcfe or $28.85/boe.

Proved properties are reported net of cumulative impairment charges of $7,090,020 at March 31, 2009, inclusive of the current period impairment charge, and $87,548 at March 31, 2008, respectively.

Depletion expense was $2,085,976 and $1,091,673 or $54.87 and $38.14 per barrel of production for the years ended March 31, 2009 and 2008, respectively.

At March 31, 2009 and 2008, the Company excluded the following capitalized costs from depletion, depreciation and amortization:

	March 31, 2009	March 31, 2008
Not subject to depletion-onshore:
Exploration costs	$3,989,014	$1,960,886
Cost of undeveloped acreage	889,926	860,385
Total not subject to depletion	$4,878,940	$2,821,271

It is anticipated that the cost of undeveloped acreage of $889,926 and exploration costs of $3,989,014 will be included in depreciation, depletion and amortization when the initial drilling projects are concluded. Included in exploration cost and undeveloped acreage are costs of approximately $0.4 million and $0.3 million related to undeveloped leasehold for the Supple Jack Creek and Alligator Bayou prospects, respectively, on which initial drilling and completion operations are expected to conclude in fiscal year 2010 and approximately $0.1 million related to the West Wharton Project. Exploration costs include approximately $1.7 million on the HNH Gas Unit #1 wells, drilled on the Supple Jack Creek prospect and $2.3 million on the Armour Runnells #1 ST, drilled on the Alligator Bayou prospect. Completion operations on the HNH Gas Unit #1 well were suspended in May 2008, and following a change in operator, a recommendation on the project is pending.

Acquisitions and Dispositions

There were no acquisitions or dispositions in the fiscal year ended March 31, 2009.

Other Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. Major assets at March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Computer Costs and Furniture and Fixtures, including foreign translation	$43,649	$42,069
Less: accumulated depreciation	22,053	16,038
Total other property and equipment	$21,596	$26,031

Depreciation expenses from continuing operations amounted to $8,505 and $4,556 for the years ended March 31, 2009 and 2008, respectively.

Capitalized Interest

There was no interest capitalized in property, plant and equipment at March 31, 2009 and 2008.

NOTE 5 - COMPREHESIVE LOSS

For the years ended March 31, 2009 and 2008, comprehensive income consisted of the amounts listed below.

	Years Ended March 31,
	2009	2009	2008	2008

Accumulated other comprehensive income beginning of period		$1,510		$15,399
Net (loss)	$(9,378,621)		$(1,946,430)

Foreign currency translation (loss)	(22,687)		(13,889)
Total other comprehensive (loss)	(22,687)	(22,687)	(13,889)	(13,889)

Comprehensive (loss)	$(9,401,308)		$(1,960,319)
Accumulated other comprehensive income (loss) end of period		$(21,177)		$1,510

Comprehensive loss for the years to March 31, 2009 and 2008 is stated inclusive of impairment expense of $7,002,472 and $nil, respectively, and which is a component of net loss within the measure of comprehensive loss.

NOTE 6 - NOTES PAYABLE

At March 31, 2009 and 2008, there was no outstanding debt.  The Company has not entered into any term or other debt in fiscal year ended March 31, 2009 or 2008.

NOTE 7 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s ARO during the years ended March 31, 2009 and 2008 is as follows:

	March 31,
	2009	2008
ARO as of beginning of period	$88,209	$41,552
Liabilities incurred during period	52,505	46,657
Liabilities settled during period	-	-
Accretion expense	-	-
Balance of ARO as of end of period	$140,714	$88,209

Of the total ARO, $125,716 is classified as a current liability at March 31, 2009 while $14,998 and $88,209 are classified as a long-term liability at March 31, 2009 and 2008, respectively. For each of the years ended March 31, 2009 and 2008, the Company recognized no accretion expense related to its ARO, due to the assumption of a full offset in aggregate of salvage values.

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

At March 31, 2009 and 2007, the Company generated for federal income tax purposes a net operating loss carry forward of approximately $23.4 million and $13.8 million respectively, both inclusive of basis differences for net intangible drilling costs which are deductible for tax purposes but capitalized and depreciated for book purposes. The latest expiry date within the net operating loss carry forward at March 31, 2009 is in 2029, and this loss can be used to offset future taxable income. However, a valuation allowance of $8.4 million and $5.1 million was recorded for the years ended March 31, 2009 and 2008, respectively on the total tax provision as the Company believes it is more likely than not that the asset will not be utilized during the next year. Of the total net operating loss carryforward, the United Kingdom (“UK”) total net operating loss of approximately $1.0 million and $1.0 million for the years ended March 31, 2009 and 2008, respectively, are not expected to be utilized. The United States federal and state net operating loss carryforwards are generally subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are expected.

The Company’s income tax expense (benefit) from continuing operations consists of the following:

	March 31,
	2009	2008
Current
UK	$-	$-
US	-	-
State	-	-
Total current tax expense (benefit)	-	-

Deferred
UK	(302,465)	(289,526)
US	(7,026,879)	(4,143,281)
State	(1,054,032)	(621,492)
Total deferred tax expense (benefit)	(8,383,375)	(5,054,299)
Less valuation allowance	8,383,375	5,054,299
Total deferred tax expense (benefit)	$-	$-

Total tax provision-continuing operations	$-	$-

The following tax rates have been used in the calculation of income taxes: US federal taxation 30%, US state taxation 4.5% and UK taxation 30%.

Components of deferred tax amounts are as follows:

Deferred Tax Components	March 31,
	2009	2008
Deferred tax assets
Restricted stock compensation accrual	$-	$-
Share issue basis difference	-	-
Other	-	-
Oil & Gas basis differences	3,722,521	3,529,359
Depreciation	1,169,112	512,673
Net operating loss carryforward	5,518,200	2,284,516
Total gross deferred tax assets	10,409,833	6,326,548

Deferred tax liabilities
Amortization of share issue costs	-	-
Other	3,969	3,139
Foreign currency translation	-	-
Oil & Gas basis differences	-	-
Depreciation	1,241,024	521,363
Stock Compensation	781,464	747,747
Total gross deferred tax liabilities	2,026,457	1,272,249

Less valuation allowance	(8,383,375)	(5,054,299)
Net deferred tax assets	$-	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures related to its’ properties and projects in Kansas, Texas and Louisiana, arising out of the normal course of business. The Company is currently not involved in any material litigation matters arising from our oil and gas exploration and production activities and as such has accrued no liability with respect to litigation.

Lease Commitments

The Company does not have any capital lease commitments. The Company rents its main operating office in Houston on a month-to-month basis for which payments began in November 2005. The Company also has two leases related to corporate housing in Houston for UK based officers while periodically working at the corporate office, on a month-to-month basis and a remaining 4-month lease respectively.

Consulting Agreements

The Company has held consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a fixed term from inception and renewable from time to time unless either the Company or Consultant terminates such engagement by written notice.

Stockholder Matters

During the fiscal year ended March 31, 2009 at an annual general meeting stockholders approved resolutions to: re-elect Daniel L. Murphy, chairman, Lyndon West, Andrew Boetius, and David Jenkins, non-executive director, as Directors; ratify the 2008 Stock Incentive Plan; and ratify the appointment of RBSM LLP as independent auditors for the fiscal year ending March 31, 2009.

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

NOTE 10 - CAPITAL STOCK

During the year ended March 31, 2009, the following is a summary of the stock transactions as follows:

Balance at March 31, 2008	71,369,880

Stock awards for services	266,139

Balance at March 31, 2009	71,636,019

During the year ended March 31, 2009, a total of 266,139 shares of the Company’s common stock were issued, or recognized as issued, as follows:

-
164,319 shares in aggregate issued to a consulting company under an agreement, as amended, pursuant to which Ronald A. Bain Ph.D., the Chief Operating Officer of the Company, provides certain business services to the Company. Dr. Bain is the sole owner of that corporation.

-	42,857 shares contractually issuable to a consulting company for services provided.
-
58,963 shares in aggregate were awarded as a stock award under the 2008 Stock Incentive Plan to Daniel Murphy, Lyndon West, Andrew Boetius and David Jenkins in lieu of reduced salary for the month of December 2008. Equivalent arrangements for reduced salaries and benefits for these individuals continued for the months of January 2009 through May 2009, with stock awards due following the end of the period. Under a provisional calculation an aggregate of 434,461 shares are issuable for the period January to March 2009, and a further 532,945 for the months of April and May 2009, and assuming the Company does not withhold any shares otherwise distributable in order to satisfy any tax obligations with respect to the issuance of such shares. These awards are subject to approval of the Board of Directors and have not been made as of date of this report. All awards are to be made under the shareholder approved 2008 Stock Incentive Plan.

During the year ended March 31, 2008, the following is a summary of the stock transactions as follows:

Balance at March 31, 2007	65,737,036

Issuance of stock related to private placement	5,541,182
Issuance of restricted stock related to stock bonus award	25,000
Exercise of warrants	66,662
Balance at March 31, 2008	71,369,880

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

In February 2008, the Company issued 75,000 shares of common stock each to Dr. Ron Bain, a manager and consultant to the Company, and to a consulting firm for professional services.  Both awards were subsequently modified , with a combined total of 85,714 shares of stock vesting on June 1, 2008.

During the year ended March 31, 2008, an executive officer and board member acquired, on the open market, 56,947 shares of our common stock, $0.001 par value, at an average price of $0.70 per share.  In addition, another executive officer and board member, acquired on the open market, 10,000 shares of our common stock, $0.001 par value, at a price of $0.70 per share.

In August, 2007, Mr. John G. Williams informed the Company that he was resigning from his position as Executive Vice President Exploration and Production effective as of November 1, 2007.  As such, 25,000 unvested shares of restricted stock previously awarded to Mr. Williams in March 2007 were forfeited.

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

NOTE 11 - OPTIONS AND WARRANTS AND STOCK-BASED COMPENSATION

Warrants

The following tables summarize the changes in warrants outstanding and exercised, excluding the Loyalty Warrants associated with the $2.77 million private placement which have contingent exercise requirements, and the related exercise prices for the shares of the Company's common stock issued as follows (See also  Note 10):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and Exercisable at March 31, 2007	968,083	$0.13
Granted	-	-
Exchanged	-	-
Exercised	(66,662)	0.14
Canceled or expired	-	-
Outstanding and Exercisable at March 31, 2008	901,421	$0.13
Granted	-	-
Exchanged	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding and Exercisable at March 31, 2009	901,421	$0.13

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercise Price
$0.07	138,655	1.50	$0.07	138,655	$0.07
$0.14	762,766	1.50	$0.14	762,766	$0.14
	901,421	2.50	$0.13	901,421	$0.13

In February 2008 the Company issued 5,541,182 shares of common stock in a private placement, and one “Loyalty Warrant” to purchase 0.50 share of common stock, at a purchase price of $0.50 per share. The Loyalty Warrants cannot be exercised until the second anniversary of the closing date and only if the purchaser of the Loyalty Warrant has not sold or disposed of all of the related shares of common stock prior to the second anniversary of the closing. If the holder of the Loyalty Warrant has sold or disposed of some of the shares of common stock purchased under the private placement, then the Loyalty Warrant shall only be exercisable for the number of unsold shares held on the second anniversary of the closing. If all of the shares of common stock have been sold at the second anniversary of closing, then the Loyalty Warrant shall be non-exercisable and shall be rendered null and void.

The maximum number of shares of common stock that may be purchased from February 26, 2010 under the Loyalty Warrants is 2,770,591 and will be a lesser amount to the extent that some or all of the shares of common stock purchased under the 2008 placement are not held by the original purchaser on that date.

Stock Options

The following tables summarize the changes in options outstanding and exercised and the related exercise prices for the shares of the Company's common stock issued to certain directors and stockholders at March 31, 2009 and 2008:  (See Note 10).

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2007	5,077,526	$0.46
Granted	375,000	$0.64
Exercised	-	-
Canceled or expired	(250,000)	$(1.42)
Outstanding at March 31, 2008	5,202,526	$0.42
Granted	-	-
Exercised	-	-
Canceled or expired	(250,000)	$(1.42)
Outstanding at March 31, 2009	4,952,526	$0.37

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	4,577,526	1.81	$0.35	4,577,526	$0.35
$0.83	125,000	3.47	$0.83	93,750	$0.83
$0.60	100,000	3.76	$0.60	50,000	$0.60
$0.51	150,000	3.82	$0.51	75,000	$0.51
	4,952,526	1.95	$0.37	4,796,276	$0.37

During the year ended March 31, 2009 the Company did not issue any stock options to purchase common stock. During this year Stockholders approved the Index Oil and Gas Inc. 2008 Stock Incentive Plan, which has become the sole plan for providing equity-based incentive compensation to the Company’s employees, non-employee directors and other service providers. Initially 5,500,000 shares of Common Stock have been reserved for issuance under the 2008 Stock Incentive Plan.

During the year ended March 31, 2008, the Company issued stock options to purchase 175,000 shares of common stock to two employees and stock options to purchase 200,000 shares of common stock for professional services. All options issued in fiscal year ended March 31, 2008, vest 50% on award, 25% one year after grant and 25% two years after grant. In March 2007, stock options to purchase 500,000 shares of common stock were awarded to John Williams, of which 250,000 options vested on date of grant.

During the year to March 31, 2008 250,000 unvested options previously awarded to Mr. John G. Williams, a former director of the Company, were forfeited following his resignation and in the year to March 31, 2009 the term of exercise for Mr. Williams’ 250,000 vested options expired with the stock options unexercised.

Prior to the reverse merger with Index Inc. in 2006, Index Ltd. adopted a Stock Option Plan to grant options to various officers, directors and others. Following the completion of the acquisition the Board of Directors of Index Inc. agreed to and ratified the adoption of the plan as the 2006 Incentive Stock Option Plan, providing for the issuance of up to 5,225,000 shares of Common Stock of Index Inc. to officers, directors, employees and consultants of Index Inc. and/or its subsidiaries. Pursuant to the 2006 Incentive Stock Option Plan stock options to purchase 4,577,526 shares of Common Stock at $0.35 per share to newly appointed directors and officers of Index Inc. and that had held options to purchase ordinary shares of Index Ltd. prior to the completion of the acquisition. All these stock options are currently 100% vested. Other principal terms are: the share options are non-transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of Index Inc.; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with Index Inc. All options have a 5 years expiring term.

Total stock based compensation expense was $211,747 and $302,911 for the years ended March 31, 2009 and 2008, respectively. Total stock based compensation expense on unvested stock options remaining at March 31, 2009 is $9,611.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock and related stock options were exercised at the end of the period. For the year ended March 31, 2009 138,655 warrants to acquire common stock were excluded from the computation of diluted earnings per share, and exclusive of 762,766 warrants and 4,952,526 options that were out of the money. For the year ended March 31, 2008, excluded from the computation of diluted earnings per share are 901,421 of warrants to acquire common stock and 4,827,526 of options to acquire the common stock, and exclusive of 375,000 of out of the money options.

The following is a calculation of basic and diluted weighted average shares outstanding:

	For the year ended March 31,
	2009	2008
Shares—basic	71,477,513	66,288,104
Dilution effect of stock option and awards at end of period	-	-
Shares—diluted	71,477,513	66,288,104
Stock awards and shares excluded from diluted earnings per share due to anti-dilutive effect	138,655	5,728,947

NOTE 13 - MAJOR CUSTOMERS

In the fiscal year ended March 31, 2009, approximately 36%, 22% and 13% of revenues from the Company’s share of production were sold to three independent crude oil and gas purchasers or operators, as allowed by our joint operating agreements and for the fiscal year ended March 31, 2008, approximately 28%, 25% and 17% of revenues were equivalently sold to the top three purchasers.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the fiscal year ended March 31, 2009, there were no related party transactions.

INDEX OIL AND GAS INC.
SUPPLEMENTAL INFORMATION (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

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

Estimates of proved developed and proved undeveloped reserves as of March 31, 2009, 2008 and 2007 were based on estimates made by Ancell Energy Consulting, Inc, independent petroleum engineers. Our independent petroleum engineers, Ancell Energy Consulting, Inc. are engaged by and provide their reports to our senior management team. We make representations to the independent petroleum engineers that we have provided all relevant operating data and documents, and in turn, we review these reserve reports provided by the independent petroleum engineers to ensure completeness and accuracy. Our Chief Operating Officer, and Chief Executive Officer make the final decision on booked proved reserves by incorporating the proved reserves from the independent petroleum engineers’ reports.

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

•	review by our Chief Operating Officer, of the independent petroleum engineers’ reserves reports for completion and accuracy.

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

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at March 31, 2009, 2008 and 2007:

	March 31,	March 31,	March 31,
	2009	2008	2007
Proved properties	$4,878,182	$11,181,430	$3,254,211
Unevaluated & unproved properties	4,878,940	2,821,271	1,927,776
Total	9,757,122	14,002,701	5,181,987
Less: accumulated depreciation, depletion, amortization	3,493,585	1,407,610	315,937
Net capitalized costs	$6,263,537	$12,595,091	$4,866,050

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the twelve months ended March 31, 2009, 2008 and 2007:

	Continuing Operations	Discontinued Operations
Year Ended March 31, 2007:
Acquisition costs of properties
Proved	$-	$-
Unproved	355,641	-
Subtotal	355,641	-
Exploration and development costs	3,731,308	-
Total	$4,086,949	$-

Year Ended March 31, 2008:
Acquisition costs of properties
Proved	$985,605	$-
Unproved	292,382
Subtotal	1,277,987
Exploration and development costs	7,496,071
Total	$8,774,058	$-

Year Ended March 31, 2009:
Acquisition costs of properties
Proved	$72,078	$-
Unproved	(32,316)
Subtotal	39,762
Exploration and development costs	2,664,626
Total	$2,704,388	$-

Results of Operations for Oil and Natural Gas Producing Activities

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
Oil and natural gas production revenues
Third-party	$2,828,751	$1,705,593	$457,046
Affiliate	-	-	-

Total revenues	2,828,751	1,705,593	457,046
Exploration expenses, including dry hole	-	-	-
Production costs	(704,183)	(303,474)	(114,735)
Depreciation, depletion, amortization and impairment	(9,096,953)	(1,091,673)	(188,351)

Income (loss) before income taxes	(6,972,385)	310,446	153,960
Income tax provision (benefit)	-	-	-

Results of continuing operations	$(6,972,385)	$310,446	$153,960

Results of discontinued operations	$-	$-	$-

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

The following table sets forth the Company’s net proved and proved developed reserves (all within the United States) at March 31, 2009, 2008 and 2007, and the changes in the net proved reserves for each of the three years in the periods then ended as estimated by the independent petroleum consultants.
	Continuing Operations	Discontinued Operations
Natural gas (Bcf)(1):
Net proved reserves at March 31, 2006	0.144	-
Revisions of previous estimates	0.157	-
Purchases in place	0.008	-
Extensions, discoveries and other additions	0.240	-
Sales in place	-	-
Production	(0.008)	-
Net proved reserves at March 31, 2007	0.541	-
Revisions of previous estimates	(0.245)	-
Purchases in place	0.084	-
Extensions, discoveries and other additions	0.836	-
Sales in place	-	-
Production	(0.127)	-
Net proved reserves at March 31, 2008	1.090	-
Revisions of previous estimates	(0.628)	-
Purchases in place	-	-
Extensions, discoveries and other additions	0.176	-
Sales in place	-	-
Production	(0.237)	-
Net proved reserves at March 31, 2009	0.400	-

Natural gas liquids and crude oil (MBbls)(2)(3):
Net proved reserves at March 31, 2006	35.401	-
Revisions of previous estimates	(5.349)	-
Purchases in place	0.066	-
Extensions, discoveries and other additions	0.875	-
Sales in place	-	-
Production	(6.660)	-
Net proved reserves at March 31, 2007	24.333	-
Revisions of previous estimates	(6.591)	-
Purchases in place	0.005	-
Extensions, discoveries and other additions	27.497	-
Sales in place	-	-
Production	(7.477)	-
Net proved reserves at March 31, 2008	37.767	-
Revisions of previous estimates	(11.490)	-
Purchases in place	-	-
Extensions, discoveries and other additions	2.906	-
Sales in place	-	-
Production	(8.217)	-
Net proved reserves at March 31, 2009	20.966	-

(MBO)(2) equivalents(4):
Net proved reserves at March 31, 2006	59.471	-
Revisions of previous estimates	20.748	-
Purchases in place	1.478	-
Extensions, discoveries and other additions	40.956	-
Sales in place	-	-
Production	(8.075)	-
Net proved reserves at March 31, 2007	114.578	-
Revisions of previous estimates	(47.393)	-
Purchases in place	14.050	-
Extensions, discoveries and other additions	166.859	-
Sales in place	-	-
Production	(28.625)	-
Net proved reserves at March 31, 2008	219.469	-
Revisions of previous estimates	(116.194)	-
Purchases in place	-	-
Extensions, discoveries and other additions	32.207	-
Sales in place	-	-
Production	(47.781)	-
Net proved reserves at March 31, 2009	87.702	-

Net proved developed reserves:
Natural gas (Bcf)(1)
March 31, 2007	0.541	-
March 31, 2008	1.090	-
March 31, 2009	0.305	-

Natural gas liquids and crude oil (MBbls)(2)(3)
March 31, 2007	22.953	-
March 31, 2008	36.677	-
March 31, 2009	20.015	-

MBO(2) equivalents(4)
March 31, 2007	113.198	-
March 31, 2008	218.379	-
March 31, 2009	70.878	-

(1)	Billion cubic feet or billion cubic feet equivalent, as applicable.

(2)	Thousand barrels.

(3)	Includes crude oil, condensate and natural gas liquids.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s natural gas and crude oil reserves for the years ended March 31, 2009, 2008 and 2007:

	Continuing Operations	Discontinued Operations
	(in $’000)
March 31, 2007:
Future cash inflows	$5,049.821	$-
Future production costs	(1,055.600)	-
Future development costs	(53.403)	-
Future income taxes	-	-

Future net cash flows	3,940.818	-
Discount to present value at 10% annual rate	(841.922)	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$3,098.896	$-

March 31, 2008:
Future cash inflows	$14,799.617	$-
Future production costs	(2,733.919)	-
Future development costs	(86.499)	-
Future income taxes	-	-

Future net cash flows	11,979.199	-
Discount to present value at 10% annual rate	(2,007.956)	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$9,971.243	$-

	Continuing	Discontinued
	Operations	Operations
March 31, 2009:
Future cash inflows	$2,530.215	$-
Future production costs	(599.346)	-
Future development costs	(375.000)	-
Future income taxes	-	-

Future net cash flows	1,555.869	-
Discount to present value at 10% annual rate	(313.933)	-

Standardized measure of discounted future net cash flows relating to proved natural gas, natural gas liquids and crude oil reserves	$1,241.936	$-

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, 2009, 2008 and 2007:

	Continuing	Discontinued
	Operations	Operations
	(in $’000)
Balance, April 1, 2006	$1,347.233	$-

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	(342.311)	-
Net changes in prices and production costs	(46.758)	-
Extensions, discoveries, additions and improved recovery, net of related costs	1,180.549	-
Development costs incurred	1,320.745	-
Revisions of previous quantity estimates and development costs	(820.626)	-
Accretion of discount	134.723	-
Net change in income taxes	-	-
Purchases of reserves in place	486.467	-
Sales of reserves in place	-	-
Changes in timing and other	(161.126)	-
Balance, March 31, 2007	$3,098.896	$-

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	$(1,402.119)	$-
Net changes in prices and production costs	1,138.995	-
Extensions, discoveries, additions and improved recovery, net of related costs	8,082.075	-
Development costs incurred	-	-
Revisions of previous quantity estimates and development costs	(1,910.908)	-
Accretion of discount	309.890	-
Net change in income taxes	-	-
Purchases of reserves in place	592.974	-
Sales of reserves in place	-	-
Changes in timing and other	61.440	-
Balance, March 31, 2008	$9,971.243	$-

Sales and transfers of natural gas, natural gas liquids and crude oil produced, net of production costs	$(2,124.568)	$-
Net changes in prices and production costs	(5,377.604)	-
Extensions, discoveries, additions and improved recovery, net of related costs	194.356	-
Development costs incurred	30.881	-
Revisions of previous quantity estimates and development costs	(2,165.565)	-
Accretion of discount	997.124	-
Net change in income taxes	-	-
Purchases of reserves in place	-	-
Sales of reserves in place	-	-
Changes in timing and other	(283.931)	-
Balance, March 31, 2009	$1,241.936	$-

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Index Oil and Gas Inc., Inc. (1)

3.2	Bylaws of Index Oil and Gas Inc. (2)

10.1	Acquisition Agreement between Index Oil and Gas Inc., certain stockholders of Index Oil & Gas Ltd, and Briner Group Inc. dated January 20, 2006. (3)

10.2	Form of Share and Warrant Exchange Agreement entered into by and between Index Oil and Gas Inc., Inc. and certain Index Oil & Gas Ltd stockholders. (3)

10.3+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Lyndon West, dated January 20, 2006. (3)

10.4+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Andy Boetius, dated January 20, 2006. (3)

10.5+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Daniel Murphy, dated January 20, 2006. (3)

10.6+	Letter Agreement entered into by and between Index Oil & Gas Ltd and David Jenkins, dated January 20, 2006. (3)

10.7+	Letter Agreement entered into by and between Index Oil & Gas Ltd and Michael Scrutton, dated January 20, 2006. (3)

10.8+	Employment Agreement entered into by and between Index Oil and Gas Inc. and John G. Williams, dated August 29, 2006. (4)

10.9	Form of Subscription Agreement dated as of January 20, 2006. (3)

10.10	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (5)

10.11	Form of Registration Rights Agreement dated as of August 29, 2006. (5)

10.12+	Index Oil and Gas Inc. 2006 Incentive Stock Option Plan. (6)

10.13	Securities Purchase Agreement dated as of November 5, 2007. (7)

10.14	Form of Warrant to Purchase Common Stock. (7)

10.15+
Agreement for Exploration, Production and Strategic Services dated February 1, 2008 between the Company and ConRon Consulting Inc., as amended by Addendum #1 dated June 1, 2008 and Addendum #2 dated July 1, 2008. (8)

10.16+	Amended and Restated Agreement for Exploration, Production and Strategic Services between Index Oil and Gas Inc. and ConRon Consulting Inc. dated December 8, 2008. (9)

10.17+	Amended Employment Agreement of Daniel Murphy, dated March 4, 2009. (10)

10.18+	Amended Employment Agreement of Lyndon West, dated March 4, 2009. (10)

10.19+	Amended Employment Agreement of Andrew Boetius, dated March 4, 2009. (10)

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil and Gas Inc. adopted by the Company’s Board of Directors on March 31, 2006. (11)

21.1	List of subsidiaries of the Company. *

23.1	Consent of RBSM LLP. *

23.2	Consent of Ancell Energy Consulting, Inc. *

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

* Filed Herewith
+ Compensatory plan or arrangement
(1) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 5, 2008.
(2) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on October 9, 2008.
(3) Incorporated by reference to the Company’s Amended Current Report filed on Form 8-K/A with the SEC on March 15, 2006.
(4) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 8, 2006.
(5) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 11, 2006.
(6) Incorporated by reference to the Company’s Registration Statement filed on Form S-8 with the SEC on October 3, 2007.
(7) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on February 29, 2008.
(8) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on July 8, 2008.
(9) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on December 12, 2008.
(10) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on March 6, 2009.
(11) Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB with the SEC on April 10, 2006.