Form 10-K/A
period 2009-03-31
Index Oil & Gas Inc.
filed 2009-07-30
CIK 1289255

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on September 30, 2008 was $19,389,292.

As of July 14, 2009, there were outstanding 71,656,852 shares of common stock.

Documents Incorporated By Reference

None

EXPLANATORY NOTE

Index Oil and Gas Inc. (hereinafter referred to as “Index”, “Index Inc.”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, originally filed on July 10, 2009 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (SEC) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 31, 2009.

Name	Age	Position(s)	Director Since

Lyndon West (1)	49	Director and Chief Executive Officer	January 2006
Andrew Boetius (1)	45	Director, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer) and Secretary	January 2006
Daniel Murphy (1)	66	Chairman of the Board of Directors	January 2006
David Jenkins (1)	59	Director	January 2006
Dr. Ronald Bain (2)	62	Chief Operating Officer	Not applicable

(1)	Each of these respective directors and officers of the Company was appointed to his position effective as of January 20, 2006.
(2)	Dr. Bain was appointed to his position effective July 1, 2008.

III-1

Background of Executive Officers and Directors

The following sets the biographical information about our executive officers and directors, as provided to us, for each respective individual:

Mr. Lyndon West, who founded Index Ltd in February of 2003, has been the Chief Executive Officer (“CEO”) of the Company since January 20, 2006. Mr. West has 26 years experience in the oil and natural gas Industry. Prior to the foundation of Index Ltd, Mr. West was New Venture Services Practice Director and previously CEO of the International Division of IHS Energy where he was responsible for the development of business relationships worldwide. Mr. West joined IHS Energy from IEDS Limited, a venture capital backed company he co-founded and managed from start-up through to the eventual acquisition by IHS Energy in 1998.

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

Mr. David Jenkins has been a founding Director of Index Ltd and the Company since January 20, 2006. Mr. Jenkins has 35 years experience in global hydrocarbon exploration. He was instrumental in developing the integrated exploration process that resulted in Conoco being an industry leader in terms of commercial success rate and the number of significant discoveries of a size greater than 100 million Boe. In addition Mr. Jenkins was responsible for the analysis and opinion that led to major discoveries in the Gulf of Paria (Venezuela) and the Cuu Long basin in Vietnam. Projects for ConocoPhillips included the evaluation and ranking of over 50 basins and 100+ plays to develop a high-grade, focused exploration program. From 2005 to May 2008, Mr. Jenkins headed up the International New Ventures Group within Marathon Oil.

Dr. Ronald Bain has been Chief Operating Officer since June 1, 2008. Dr. Bain has over 35 years experience within the energy sector. Prior to joining the Company in 2008, Dr. Bain was the Corporate Exploration Advisor and Vice President of Geosciences of Houston-based Endeavour International Corporation, an independent energy company established to find and develop oil and gas reserves in the North Sea.  Dr. Bain provided independent risk assessment of drilling opportunities and was responsible for characterizing exploration inventories. From 1983 to 2001, Dr. Bain worked with Anadarko Petroleum Corporation. He held numerous management positions in technology and exploration, both in the domestic United States and finally as Manager of International Exploration.

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

Code of Ethics

On March 31, 2006, the Company’s Board of Directors adopted a formal Code of Ethics and Business Conduct that applies to its Chief Executive Officer and Chief Financial Officer, as well as to the directors, officers and employees of the Company. A copy of the Company’s Code of Ethics was filed as Exhibit 14.1 to its Annual Report filed with the SEC on Form 10-KSB on April 10, 2006.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except as disclosed below, to our knowledge all reports required by Section 16(a) of the Exchange Act were filed timely in the reporting year to March 31, 2009 and there were no known failures to file a required form:

III-2

During the year each of Lyndon West, Andrew Boetius, Daniel Murphy and David Jenkins failed to timely file a Form 4 relating to a stock award made in the year to each of them.

During the year each of Lyndon West, Andrew Boetius, Daniel Murphy and David Jenkins filed a Form 3/A, amending a Form 3 initially filed in a prior year, which inadvertently excluded the grant of certain unvested stock options, and all of which have now vested.

Audit Committee

The Company does not have an audit committee. The full Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit. The Board has not adopted any written charter governing its activity as the de facto audit committee. The Board of Directors does not currently contain an independent financial expert; however Mr. Boetius serves as a financial expert for the Board of Directors. Because of the Company’s size it would be unduly burdensome and costly to have a separate independent audit committee and financial expert.

Compensation and Nominating Committees

The Company does not have a standing nominating committee, the function of which is performed by the full Board of Directors. The Company also does not have a formal process for how shareholders may make recommendations to the Board of Directors on nominees for the Board of Directors. Because of the Company’s size it would be unduly burdensome and costly to have a separate nominating committee.

The Company has a remuneration committee, whose members comprise our Chairman and our non-executive Director.

Item 11.  Executive Compensation.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of our chief executive officer and other named executive officers and directors with annual compensation exceeding $100,000 during the year ended March 31, 2009:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1) (4) (7)	Total ($)

Lyndon West CEO and Director (2)	2009	118,001 (4)	--	3,495 (8)	-- (5)	--	--	10,019 (6)	131,515
	2008	169,930	--	--	-- (5)	--	--	16,993 6)	186,923
Andrew Boetius CFO and Director (3)	2009	110,134 (4)	--	3,262 (8)	-- (5)	--	--	9,351 (6)	122,747
	2008	158,603	--	--	-- (5)	--	--	15,860 (6)	174,463
Daniel Murphy Chairman	2009	66,080 (4)	--	1,957 (8)	-- (5)	--	--	11,382 (6)	79,419
	2008	158,603	--	--	-- (5)	--	--	20,267 (6)	178,870
Dr Ronald Bain COO (7)	2009	247,500 (7)		71,354 (7)	--	--	--	--	318,854
	2008	--	--	--	--	--	--	--	--

III-3

(1)
With the exception of reimbursement of expenses incurred during the scope of their employment or services, only amounts received in aggregate in excess of $9,000 for other compensation, perquisites or personal benefits in the year ended March 31, 2009 are reported as All Other Compensation for the named executive officers.

(2)	Appointed as the Company’s CEO and a director in January of 2006.

(3)	Appointed as the Company’s CFO and a director in January of 2006.

(4)
For the year to March 31, 2009, the annual salaries for Mr. West and Boetius were $133,586 and $124,680, respectively, and for Mr. Murphy $74,808 (for three days working per week). For the period December 1, 2008 to February 28, 2009 salaries were paid at a 70% level and from March 1, 2009 at a 50% level. Payment of pension contributions were suspended effective January 1, 2009. Each employee is entitled to an award of stock of a value equivalent to and in lieu of foregone salary and pension contributions. See note 8 below.

(5)	All the original grants by the Company of stock options made on January 20, 2006 of 1,482,584 to each of Mr. West and Mr. Boetius and of 1,110,870 to Mr. Murphy vested prior to March 31, 2008.

(6)
Represents an annual pension contribution equal to ten percent of base annual salary for Mr. West, Mr. Boetius and Mr. Murphy, for the period April 2007 to December 2008. Also see notes 4 and 8.  It also includes an annual payment by the Company of Mr. Murphy’s medical and life insurance coverage in the combined amount of $5,772 for 2009 and $4,407 for 2008.

(7)
Effective July 1, 2008, Dr. Bain was appointed to the newly created position of Chief Operating Officer of Index Oil and Gas Inc. (the “Company”). Dr. Bain joined the Company as its Senior Vice President of Exploration and Production on February 1, 2008. Dr. Bain provides exploration, production and strategic business services to the Company pursuant to the terms of an Agreement for Exploration, Production and Strategic Services between the Company and ConRon Consulting Inc. (“ConRon”), of which Dr. Bain is the sole owner. All of the compensation under that Agreement, and amended and restated, is included for the whole of the year to March 31, 2009, of which base compensation is included in the column “Salary”. ConRon   was also awarded certain bonuses paid in shares of common stock of the Company, and the value of such stock that was approved and issued in the year to March 31, 2009 is included in the column “Stock Awards”. The value of the stock awards are calculated in the following manner: (1) under the original agreement, for 98,152 shares of stock that were awarded, based on the ruling stock price on the relevant contractual award and vesting dates; (2) under the amended and restated agreement, being the sum of contractual daily monetary bonuses due, and for which 66,167 shares of stock were awarded in the year based on the ruling stock price on the date of approval of the award by the board of directors.

(8)
55,643 shares in aggregate were awarded as a stock award under the 2008 Stock Incentive Plan to Mr. Murphy, Mr. West and Mr. Boetius in lieu of reduced salary for the month of December 2008. Equivalent arrangements for reduced salaries and benefits for these individuals continued for the months of January 2009 through May 2009, with stock awards due following the end of the period. For these employees, under a provisional calculation an aggregate of 422,288 shares are issuable for the period January to March 2009, and a further 521,879 for the months of April and May 2009, and assuming the Company does not withhold any shares otherwise distributable in order to satisfy any tax obligations with respect to the issuance of such shares. The equivalent amounts of foregone salary are as follows: (1) for the period January to March 2009: Total $41,969; Mr. West $16,309; Mr. Boetius $15,222; Mr. Murphy $10,438; (2) for the period April to May 2009: Total $35,725; Mr. West $13,979; Mr. Boetius $13,048; Mr. Murphy $8,698. These awards are subject to approval of the Board of Directors and have not been made as of the date of this report. All awards are to be made under the shareholder approved 2008 Stock Incentive Plan. The Board of Directors is also currently seeking to extend the reduced salary arrangements through to July 31, 2009. No compensation is included in this table for stock awards that have not yet been approved and made. For the purposes of calculating the value of salary and benefits foregone an exchange rate of U.S $1.5 equal to one British pound has been used.

All fiscal year 2009 and 2008 British pound-denominated executive compensation amounts were translated into U.S. dollars based on March 31, 2009 and March 30, 2008 exchange rates of U.S. $1.4334 and $1.9875, respectively, equal to one British pound, unless otherwise disclosed.

III-4

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers and directors regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2009:

	Option Awards					Stock Awards (1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Lyndon West	1,482,584	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Andrew Boetius	1,482,584	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Daniel Murphy	1,110,871		--	0.35	1/20/11	N/A	N/A	N/A	N/A

David Jenkins	200,112	--	--	0.35	1/20/11	N/A	N/A	N/A	N/A

Dr. Ronald Bain	--	--	--	--	--	N/A	N/A	N/A	N/A

(1)
Does not include stock awards approved by the Board of Directors subsequent to March 31, 2009. Subsequent to March 31, 2009 and to the date of this amended report a stock award of 20,833 shares has been made to ConRon Consulting Inc., a company solely owned by Dr. Bain, with a value of $1,875, as a bonus for services provided in the three months to March 31, 2009. For details of pending stock awards (a) to our executive management, see note 8 to the table headed “Summary Compensation Table” above, and (b) to our non-executive director, see note 1 to the table below headed “Director Compensation”, both in this Item 11.

As of the date of this amended report no stock awards have been made to the above officers and directors that did not vest immediately.

III-5

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Lyndon West	--	--	--	--	--	--	--
Andrew Boetius	--	--	--	--	--	--	--
Daniel Murphy	--	--	--	--	--	--	--
David Jenkins	18,370 (1)	520 (1)	-- (2)	--	--	--	18,890

(1)
For the year to March 31, 2009, the annual fee for Mr. Jenkins’ services was $20,796. For the period December 1, 2008 to February 28, 2009 Mr. Jenkins’ fees were paid at a 70% level and from March 1, 2009 at a 50% level. Mr. Jenkins is entitled to an award of stock of a value equivalent to and in lieu of foregone fees.

3,320 shares were awarded to Mr. Jenkins as a stock award under the 2008 Stock Incentive Plan in lieu of reduced salary for the month of December 2008. An equivalent arrangements for reduced fees continued for the months of January 2009 through May 2009, with stock awards due following the end of the period. Under a provisional calculation 12,173 shares are issuable to Mr. Jenkins for the period January to March 2009, and a further 11,066 for the months of April and May 2009, and assuming the Company does not withhold any shares otherwise distributable in order to satisfy any tax obligations with respect to the issuance of such shares. The equivalent amounts of foregone salary are as follows: (1) for the period January to March 2009, $1,906; (2) for the period April to May 2009, $1,733. These awards are subject to approval of the Board of Directors and have not been made as of date of this report. All awards are to be made under the shareholder approved 2008 Stock Incentive Plan. The Board of Directors is also currently seeking to extend the reduced salary arrangements through to July 31, 2009. No compensation is included in this table for stock awards that have not yet been approved and made. For the purposes of calculating the value of salary and benefits foregone an exchange rate of U.S $1.5 equal to one British pound has been used.

(2)	All the original grant by the Company of stock options made on January 20, 2006 of 200,112 to Mr. Jenkins vested prior to March 31, 2008.

With the exception of David Jenkins, we do not currently pay our directors for attending meetings of our Board of Directors, although we may adopt a policy for compensating directors for attending meetings of our Board of Directors in the future. Several of our directors, who are also our officers, receive compensation for the services rendered to us pursuant to their employment agreements entered into with either our Company or Index Ltd., our wholly owned subsidiary.

III-6

Employment Agreements

Index Ltd had initially entered into employment and non-executive agreements, with the following four directors of Index Ltd, which became effective as of January 1, 2006. Subsequently, Mr. Jenkins’ non-executive agreement was assigned and transferred from Index Ltd. to Index Inc. In connection with these agreements, Mr. West, Mr. Boetius and Mr. Murphy serve as directors and/or officers of our Company and will be compensated for the provision of services to us pursuant to the agreements entered into with Index Ltd.  Mr. Jenkins serves as a non-executive director of our Company and will be compensated for the provision of his services to us pursuant to his employment agreement as assigned by Index Ltd. The following are the material terms of these agreements *:

•
Full time Employment Agreements with Mr. West and Mr. Boetius. Effective as of April 1, 2008, Mr. West’s annual salary was $133,586 and Mr. Boetius’ annual salary was $124,680. Mr. West’s and Mr. Boetius’ employment agreements provide for continuous employment without a set date of termination. Index Ltd may terminate Mr. West’s or Mr. Boetius’ employment when Mr. West or Mr. Boetius, respectively reach such age as Index’s Board of Directors determines as the appropriate retirement age for the senior employees of our Company. Mr. West and Mr. Boetius may terminate their employment with Index Ltd upon not less than three months notice. Additionally, Index Ltd may terminate Mr. West’s and/or Mr. Boetius’ employment agreement upon not less than six months notice. Pursuant to Termination of Control protection, upon termination of Mr. West’s or Mr. Boetius’ employment due to a change of control of Index Ltd, Mr. West and/or Mr. Boetius are entitled to severance pay. The severance pay is equal to four times the amount of Mr. West’s or Mr. Boetius’ compensation package, respectively, as defined in the agreements;

•
A part time Employment Agreement with Mr. Murphy, for three days working per week. Effective as of April 1, 2008, Mr. Murphy’s salary was $74,808. Mr. Murphy’s is employed continuously by Index Ltd. without a set date of termination; however, his employment is terminated immediately upon his death or permanent disability. Index Ltd. may also terminate Mr. Murphy’s employment upon six months notice. Mr. Murphy may terminate his employment upon three months notice to Index Ltd. Pursuant to his employment agreement Index Ltd. provides Mr. Murphy with Directors Liability Insurance and contributes to his private pension plan. Furthermore, the employment agreement provides for a Termination of Control Protection which entitles Mr. Murphy to receive an amount equivalent to four times of annual compensation amount;

•
Non executive director Service Agreement with Mr. Jenkins, whose Agreement was subsequently assigned to Index Oil by Index Ltd. Under the Agreement during the year ended March 31, 2009 Mr. Jenkins received a salary of $1,733 per month.  Mr. Jenkins’ employment is terminated immediately upon his death or permanent disability. Mr. Jenkins’ employment may also be terminated by the Company upon three months written notice. Mr. Jenkins may terminate his employment upon three months written notice to the applicable entity. Pursuant to his employment agreement, as an alternative to serving notice, Index Inc. or Index Ltd., as applicable, may, in its absolute discretion, terminate his employment without prior notice and make a payment in compensation for loss of employment equal to the salaries which he would otherwise have received during his notice period. Furthermore, his employment agreement provides for a Termination of Control Protection which entitles Mr. Jenkins to achieve vesting of any unvested stock options up to the date of termination.

For each of Mr. West, Mr. Boetius, Mr. Murphy and Mr. Jenkins, for the period December 1, 2008 to February 28, 2009 salaries were paid at a 70% level and from March 1, 2009 at a 50% level. Payment of pension contributions for Mr. West, Mr. Boetius and Mr. Murphy were suspended effective January 1, 2009. Each employee is entitled to an award of stock of a value equivalent to and in lieu of foregone salary and, where appropriate, pension contributions.

*
Certain compensation amounts are based on salaries that are to be paid in British pounds. All 2009 and 2008 British pound-denominated executive compensation amounts were translated into U.S. dollars based on March 31, 2009 and March 31, 2008 exchange rates of U.S. $1.4334 and $1.9875 and, respectively equal to one British pound, unless otherwise disclosed.

III-7

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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 30, 2009, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of June 30, 2009. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and Address of Owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1) (2)	Percentage of Class

Lyndon West c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	CEO and Director	5,833,988 (3)	7.95%

Andrew Boetius c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	Chief Financial Officer and Director	2,761,382(4)	3.77%

Daniel Murphy c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	Chairman of the Board	1,618,368(5)	2.22%

David Jenkins c/o Index Oil & Gas Ltd., Lawrence House, Lower Bristol Road, Bath BA2 9ET, United Kingdom	Common Stock	Director	1,306,548 (6)	1.82%

ConRon Consulting Inc., 9406 Fenchurch Drive, Spring, Texas, 77379	Common Stock	Chief Operating Officer (Dr R. Bain)	185,152	0.26%

Douglas Wordsworth 44 Heath Lane, Little Sutton, Ellesmere Port, Cheshire, UK CH66 NT	Common Stock	--	3,829,433 (7)	5.34%

All officers and Directors as a Group (5 persons)	Common Stock	--	11,705,438	15.34%

III-8

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the stockholders for a vote.

(2)
Applicable percentage ownership is based on 71,656,852 shares of Common Stock outstanding as of June 30, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of June 30, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (i) warrants to purchase 266,380 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 1,482,584 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days, and (iii) 10,000 shares Common Stock of the Company beneficially owned.

(4)
Includes (i) warrants to purchase 124,488 shares of Common Stock of the Company exercisable at $0.14 per share, and (ii) options to purchase 1,482,584 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days.

(5)
Includes (i) options to purchase 1,110,871 shares of Common Stock of the Company exercisable at $0.35 per share, which are presently exercisable or exercisable within 60 days and (ii) 56,947 shares Common Stock of the Company beneficially owned.

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

III-9

2006 Incentive Stock Option Plan

Our 2006 Incentive Stock Option Plan (the “2006 Plan”) provides for the issuance of up to 5,225,000 shares of Common Stock underlying the issuance of incentive stock options and available to be awarded to our Company’s and/or its subsidiaries’ officers, directors, employees and consultants.

The principal terms and conditions of the stock options granted under the 2006 Plan are that vesting of the options granted occurs in three stages (unless otherwise agreed to by the board of directors): (1) 50% on the date of the grant; (2) 25% on the first anniversary of the grant date; and (3) 25% on the second anniversary of the grant date. The stock options granted under the Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised stock options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; (3) 12 months after loss of office due to health related incapacity or redundancy; or (4) 12 months after the retirement of the options holder from a position with Index.

As of March 31, 2009 a total of 4,952,526 options to purchase shares of Common Stock are granted under the 2006 Plan, of which the following stock options, totaling 4,276,151 and with an exercise price of $0.35 per share have been granted, and are now fully vested, to our current directors and/or officers as follows :

Lyndon West	1,482,584 options
Andrew Boetius	1,482,584 options
Daniel Murphy	1,110,871 options
David Jenkins	200,112 options

2008 Stock Incentive Plan

The 2008 Stock Incentive Plan (the “2008 plan”) was established and approved by stockholders in the year to March 31, 2009. The 2008 Plan amends and restates the 2006 Plan, and acts currently as the sole plan for providing equity-based incentive compensation, in the form of grants of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards, to the Company’s employees, non-employee directors and other service providers. The Board of Directors has initially reserved 5,500,000 shares of Common Stock for issuance under the 2008 Stock Incentive Plan.

The only use of the 2008 Plan to the date of this amended report has been, and currently is, to make stock awards to our executive management and our non-executive director, to compensate them for agreeing to receive reduced salaries and to forego benefits in order to help achieve a reduction in the Company’s cash costs, and as described in Item 11, Executive Compensation. Under the 2008 Plan a stock award is an award of unrestricted Common Stock, granted upon terms and conditions determined by the board of directors and which may be issued for no cash consideration, as is the case with these awards.

In March 2009 each of Daniel Murphy, Lyndon West, Andrew Boetius and David Jenkins entered into amendments to his respective employment agreement, with the following principal terms: 70% of salary to be paid from December 1, 2008 to February 28, 2009 and 50% of current salary from March 1 to June 1, 2009; payment of contributions to personal pension plans for Daniel Murphy, Lyndon West and Andrew Boetius, at the level of 10% of total salary, to be suspended from January 1, 2009; the Company to make an award of stock under the 2008 Plan, as a stock award, with a value equivalent to the sum of 30% or 50%, as applicable, of salary and suspended pension payments, as applicable.

Under the above arrangements, during the year to March 31, 2009 58,963 shares in aggregate were awarded as a stock award under the 2008 Plan to Daniel Murphy, Lyndon West, Andrew Boetius and David Jenkins in lieu of reduced salary for the month of December 2008. Equivalent arrangements for reduced salaries and benefits for these individuals continued for the months of January 2009 through May 2009, with stock awards due following the end of that period. Under a provisional calculation an aggregate of 434,461 shares are issuable for the period January to March 2009, and a further 532,945 for the months of April and May 2009, and assuming the Company does not withhold any shares otherwise distributable in order to satisfy any tax obligations with respect to the issuance of such shares. These awards are subject to approval of the Board of Directors and have not been made as of date of this report. All awards are to be made under the shareholder approved 2008 Stock Incentive Plan.

The Board of Directors is currently seeking to extend the reduced salary arrangements through to July 31, 2009.

III-10

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None in the fiscal year ended March 31, 2009.

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

Item 14.  Principal Accountant Fees and Services.

All fees for 2009 and 2008 set forth in the table below were pre-approved by the Board of Directors which determined that such services would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

Fees Paid to RBSM LLP for Fiscal Years 2009 and 2008:

	FYE 2009		FYE 2008
	$	%	$	%

Audit Fees & Audit-Related Fees (2)	110,170	88.9	104,850	88.3
Tax Fees	12,913	10.4	10,525	8.9
All Other Fees (1)	900	0.7	3,350	2.8

______________________
(1)
Fees for other professional services related to our Registration Statements that we filed with the SEC on Forms S-8 rendered by our principal accountants during the fiscal years ended March 31, 2009 and March 31, 2008.

(2)	Includes review of periodic filings with the SEC on Forms 10-Q and 10-K.

III-11

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

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEX OIL AND GAS INC.

Date: July 30, 2009	By:	/s/ Lyndon West
Lyndon West
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Index Oil and Gas Inc. (1)

3.2	Bylaws of Index Oil and Gas Inc. (2)

10.1	Acquisition Agreement between Index Oil and Gas Inc., certain stockholders of Index Oil & Gas Ltd, and Briner Group Inc. dated January 20, 2006. (3)

10.2	Form of Share and Warrant Exchange Agreement entered into by and between Index Oil and Gas Inc., Inc. and certain Index Oil & Gas Ltd stockholders. (3)

10.3+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Lyndon West, dated January 20, 2006. (3)

10.4+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Andy Boetius, dated January 20, 2006. (3)

10.5+	Employment Agreement entered into by and between Index Oil & Gas Ltd and Daniel Murphy, dated January 20, 2006. (3)

10.6+	Letter Agreement entered into by and between Index Oil & Gas Ltd and David Jenkins, dated January 20, 2006. (3)

10.7+	Letter Agreement entered into by and between Index Oil & Gas Ltd and Michael Scrutton, dated January 20, 2006. (3)

10.8+	Employment Agreement entered into by and between Index Oil and Gas Inc. and John G. Williams, dated August 29, 2006. (4)

10.9	Form of Subscription Agreement dated as of January 20, 2006. (3)

10.10	Form of Subscription Agreement dated as of August 29 and October 4, 2006. (5)

10.11	Form of Registration Rights Agreement dated as of August 29, 2006. (5)

10.12+	Index Oil and Gas Inc. 2006 Incentive Stock Option Plan. (6)

10.13	Securities Purchase Agreement dated as of November 5, 2007. (7)

10.14	Form of Warrant to Purchase Common Stock. (7)

10.15+
Agreement for Exploration, Production and Strategic Services dated February 1, 2008 between the Company and ConRon Consulting Inc., as amended by Addendum #1 dated June 1, 2008 and Addendum #2 dated July 1, 2008. (8)

10.16+	Amended and Restated Agreement for Exploration, Production and Strategic Services between Index Oil and Gas Inc. and ConRon Consulting Inc. dated December 8, 2008. (9)

10.17+	Amended Employment Agreement of Daniel Murphy, dated March 4, 2009. (10)

10.18+	Amended Employment Agreement of Lyndon West, dated March 4, 2009. (10)

10.19+	Amended Employment Agreement of Andrew Boetius, dated March 4, 2009. (10)

14.1	Code of Ethics and Business Conduct for officers, directors and employees of Index Oil and Gas Inc. adopted by the Company’s Board of Directors on March 31, 2006. (11)

21.1	List of subsidiaries of the Company. (12)

23.1	Consent of RBSM LLP. (12)

23.2	Consent of Ancell Energy Consulting, Inc. (12)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

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
(8) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on July 8, 2008.
(9) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on December 12, 2008.
(10) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on March 6, 2009.
(11) Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB with the SEC on April 10, 2006.
(12) Filed previously with the Company’s Annual Report filed on Form 10-K with the SEC on July 10, 2009